Form 10-Q
period 2024-06-30
21Shares Core Ethereum ETF
filed 2024-08-28
CIK 1992508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended June 30, 2024.

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from             to            .

Commission File Number: 001-42151

21SHARES CORE ETHEREUM ETF

(Exact name of registrant as specified in its charter)

Delaware	93-6828290
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21Shares US LLC

477 Madison Avenue, 6th  Floor

New York, New York 10022

(646) 370-6016

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of Beneficial Interest of 21Shares Core Ethereum ETF	CETH	Cboe BZX Exchange, Inc.

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No

The registrant had 760,000 outstanding shares as of August 16, 2024.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This interim report on Form 10-Q includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates to occur will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares.

Should one or more of these risks discussed in “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust, nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

Emerging Growth Company

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; or (ii) comply with any new audit rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after April 5, 2012, unless the SEC determines otherwise.

The Trust will cease to be an “emerging growth company” upon the earliest of: (i) it having $1.235 billion or more in annual revenues, (ii) at least $700 million in market value of Common Shares being held by non-affiliates, (iii) it issuing more than $1.0 billion of non-convertible debt over a three-year period; or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust intends to take advantage of the benefits of the extended transition period.

21Shares CORE ETHEREUM ETF

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

21SHARES CORE ETHEREUM ETF

STATEMENT OF ASSETS AND LIABILITIES

June 30, 2024*
(Unaudited)
Assets
Investment in ether, at fair value (cost $340,739)	$342,300
Cash	59,241
Total assets	401,541

Liabilities
Payable to Sponsor	59,241
Sponsor's fee payable	–
Total liabilities	59,241
Net assets	$342,300

Net assets consist of
Paid-in-capital	$340,739
Accumulated earnings (loss)	1,561
$342,300

Shares issued and outstanding, no par value, unlimited amount authorized	20,000
Net asset value per share	$17.12

*	No comparative statement has been provided as this is the first fiscal year of the Trust's operations.

The accompanying notes are an integral part of the Financial Statements.

21SHARES CORE ETHEREUM ETF

SCHEDULE OF INVESTMENT

June 30, 2024* (Unaudited)

	Quantity of ether	Cost	Fair Value	% of Net Assets
Investment in ether	100.0000	$340,739	$342,300	100.00%
Total investments		$340,739	$342,300	100.00%
Liabilities in excess of other assets			–	–%
Net assets			$342,300	100.00%

*	No comparative period presented as the Trust did not hold any ether as of December 31, 2023.

The accompanying notes are an integral part of the Financial Statements.

21SHARES CORE ETHEREUM ETF

STATEMENT OF OPERATIONS

For the period May 1, 2024 (initial seed creation date) through June 30, 2024*
(Unaudited)
Expenses
Sponsor’s fee	$–
Total expenses	–
Less waiver and reimbursement	–
Net expenses	–
Net investment loss	–

Realized and change in unrealized gain (loss)
Net realized gain (loss) on investment in ether	–
Net change in unrealized appreciation on investment in ether	1,561
Net realized and change in unrealized gain (loss)	1,561
Net increase in net assets resulting from operations	$1,561

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

The accompanying notes are an integral part of the Financial Statements.

21SHARES CORE ETHEREUM ETF

STATEMENT OF CHANGES IN NET ASSETS

For the period May 1, 2024 (initial seed creation date) through June 30, 2024*
(Unaudited)

Net assets, beginning of period	$–
Contributions for Shares issued	340,839
Distributions for Shares redeemed	(100)
Net investment loss	–
Net realized gain (loss) on investment in ether	–
Net change in unrealized appreciation on investment in ether	1,561
Net assets, end of period	$342,300

Shares issued and redeemed
Shares issued	20,002
Shares redeemed	(2)
Net increase in Shares issued	20,000

*	No comparative statement has been provided as this is the first fiscal year of the Trust's operations.

The accompanying notes are an integral part of the Financial Statements.

21Shares Core Ethereum ETF

Notes to Financial Statements (Unaudited)

1. Organization

The 21Shares Core Ethereum ETF (the “Trust”) is a Delaware statutory trust, formed on September 5, 2023, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of Jura Pentium Inc., whose ultimate parent company is 21co Holdings Limited (formerly known as Amun Holdings Limited). Coinbase Custody Trust Company, LLC (“Coinbase Custody”) (the “Custodian”) is the custodian for the Trust and will hold all of the Trust’s ether on the Trust’s behalf. The transfer agent (the “Transfer Agent”) and the administrator for the Trust (the “Administrator”) is Bank of New York Mellon.

The Trust is an exchange-traded fund (“ETF”) that issues units of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Shares were listed for trading on the Exchange on July 23, 2024, under the ticker symbol “CETH”.

 The Trust’s investment objective is to seek to track the performance of ether, as measured by the performance of the CME CF Ether-Dollar Reference Rate — New York Variant (the “Index”), adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the administrator for the Index (the “Index Provider”). The Index is designed to reflect the performance of ether in U.S. dollars. In seeking to achieve its investment objective, the Trust holds ether at its Custodian and values its Shares daily based on the Index.

The Trust is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (the “Securities Act”), and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

The Sponsor served as the “Seed Capital Investor” to the Trust. On May 1, 2024, the Sponsor, in its capacity as Seed Capital Investor, subject to certain conditions, purchased 2 Shares at a per-Share price of $50.00 (the “Seed Creation Baskets”). Total proceeds to the Trust from the sale of these Seed Creation Baskets were $100. Delivery of the Seed Creation Baskets was made on May 1, 2024.

On June 18, 2024 (the “Seed Capital Purchase Date”), 21Shares US LLC, in its capacity as Seed Capital Investor, purchased the initial Seed Creation Baskets comprising 20,000 Shares (the “Initial Seed Creation Baskets”). In its capacity as the Seed Capital Investor, 21Shares US LLC has acted as a statutory underwriter in connection with this purchase. The total proceeds to the Trust from the sale of the Initial Seed Creation Baskets were $340,739. On June 18, 2024, the Trust purchased ether with the proceeds of the Initial Seed Creation Baskets by transacting with an Ether Counterparty to acquire ether on behalf of the Trust in exchange for cash provided by 21Shares US LLC in its capacity as Seed Capital Investor. All ether acquired in connection with the Initial Seed Creation Baskets is held by the Custodian.

The statement of assets and liabilities and schedule of investment on June 30, 2024, and the statements of operations, and changes in net assets for the period ended June 30, 2024, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended June 30, 2024, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

The fiscal year of the Trust is December 31st.

2. Significant Accounting Policies

Basis of Accounting

The Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”).

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended. The Trust uses fair value as its method of accounting for ether in accordance with its classification as an investment company for accounting purposes.

The preparation of the financial statement in conformity with US GAAP requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from such estimates as additional information becomes available or actual amounts may become determinable. Should actual results differ from those previously recognized, the recorded estimates will be revised accordingly with the impact reflected in the operating results of the Trust in the reporting period in which they become known.

Cash

Cash includes non-interest bearing, non-restricted cash maintained with one financial institution that does not exceed U.S. federally insured limits.

Investment Valuation

US GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value investments held at fair value.

The Trust identifies and determines the ether principal market (or in the absence of a principal market, the most advantageous market) for GAAP purposes consistent with the application of the fair value measurement framework in FASB ASC 820. A principal market is the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will be based on the market with the greatest volume and level of activity that can be accessed. The Trust obtains relevant volume and level of activity information and based on initial analysis will select an exchange market as the Trust’s principal market. The net asset value (“NAV”) and NAV per Share will be calculated using the fair value of ether based on the price provided by this exchange market, as of 4:00 p.m. ET on the measurement date for GAAP purposes. The Trust will update its principal market analysis periodically and as needed to the extent that events have occurred, or activities have changed in a manner that could change the Trust’s determination of the principal market.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3: Unobservable inputs, including the Trust’s assumptions used in determining the fair value of investments, where there is little or no market activity for the asset or liability at the measurement date.

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Assets
Investment in ether	$342,300	$342,300	$–	$–

*	No comparative table has been provided as this is the first fiscal year of the Trust’s operations.

The cost basis of the investment in ether recorded by the Trust for financial reporting purposes is the fair value of ether at the time of transfer. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Transactions

The Trust considers investment transactions to be the receipt of ether for Share creations and the delivery of ether for Share redemptions or for payment of expenses in ether. The Trust records its investments transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in ether.

 Calculation of Net Asset Value (NAV) and NAV per Share

On each day other than a Saturday or Sunday, or a day on which Cboe BZX Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. (Eastern Time), the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the ether and other assets held by the Trust. The Trustee computes the net asset value per Share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Trust operates as expected, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes and the Trust itself should not be subject to U.S. federal income tax. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares. If the Trust sells ether (for example, to pay fees or expenses), such a sale is a taxable event to Shareholders. Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the ether held in the Trust at the time of the sale and may recognize gain or loss on such sale. The Sponsor has reviewed the tax positions as of June 30, 2024, and has determined that no provision for income tax is required in the Trust’s financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Trust adopted this new guidance with no material impact on its financial statements and disclosures as the Trust uses fair value as its method of accounting for ether in accordance with its classification as an investment company for accounting purposes.

3. Fair Value of Ether

The following represents the changes in quantity of ether and the respective fair value on June 30, 2024*:

	Quantity of Ether	Fair Value
Beginning balance as of May 1, 2024 (initial seed creation date)	–	$–
Ether contributed	100.0000	340,739
Ether distributed for Sponsor’s Fee	–	–
Net realized gain (loss) on investment in ether	–	–
Change in unrealized appreciation on investment in ether	–	1,561
Ending balance as of June 30, 2024*	100.0000	$342,300

*	No comparative table has been provided as this is the first fiscal year of the Trust’s operations.

4. Expenses

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s ether holdings. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor Fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever came first.

The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. Operating expenses assumed by the Sponsor include; (i) the Marketing Fee, (ii) fees to the administrator, if any, (iii) fees to the ether Custodian, (iv) fees to the Transfer Agent, (v) fees to the Trustee, (vi) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (vii) ordinary course legal fees and expenses but not litigation-related expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the 1933 Act or Exchange Act, (x) printing and mailing costs; (xi) costs of maintaining the Trust’s website and (xii) applicable license fees (each, a “Sponsor-paid Expense,” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense (as defined below) will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the ether Custodian, Administrator or other agents, service providers or counter-parties of the Trust, the fees and expenses related to the listing, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses shall be subject to a cap of $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be re-designated as an Additional Trust Expense.

To the extent that the Sponsor does not voluntarily assume expenses, they will be the responsibility of the Trust. The Sponsor also pays the costs of the Trust’s organization and offering. The Trust is not obligated to repay any such costs related to the Trust’s organization and offering paid by the Sponsor.

5. Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis but only in Creation Units consisting of 10,000 Shares or multiples thereof. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders. The Trust engages in ether transactions for converting cash into ether (in association with purchase orders) and ether into cash (in association with redemption orders). The Trust conducts its ether purchase and sale transactions by, in its sole discretion, choosing to trade directly with third parties (each, a “ether Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such ether Trading Counterparties and the Trust, or choosing to trade through the Prime Broker acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Broker Agreement. An ether Trading Counterparty may be an affiliate of an Authorized Participant.

The Authorized Participants deliver only cash to create Shares and receive only cash when redeeming Shares. Further, Authorized Participants will not directly or indirectly purchase, hold, deliver, or receive ether as part of the creation or redemption process or otherwise direct the Trust or a third-party with respect to purchasing, holding, delivering, or receiving ether as part of the creation or redemption process.

The Trust creates Shares by receiving ether from a third-party that is not the Authorized Participant and the Trust—not the Authorized Participant—is responsible for selecting the third-party to deliver the ether. Further, the third-party will not be acting as an agent of the Authorized Participant with respect to the delivery of the ether to the Trust or acting at the direction of the Authorized Participant with respect to the delivery of the ether to the Trust. The Trust redeems shares by delivering ether to a third-party that is not the Authorized Participant and the Trust—not the Authorized Participant—is responsible for selecting the third-party to receive the ether. Further, the third-party will not be acting as an agent of the Authorized Participant with respect to the receipt of the ether from the Trust or acting at the direction of the Authorized Participant with respect to the receipt of the ether from the Trust. The third-party is unaffiliated with the Trust and the Sponsor.

6. Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of June 30, 2024, the Trust has a liability to the Sponsor of $59,235 for residual cash from the Seed Capital Purchase.

As of June 30, 2024, the Sponsor owned 20,000 Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7. Financial Highlights*

Per Share Performance (for a Share outstanding throughout the periods presented)

For the period ended June 30, 2024*
Net asset value per Share, beginning of period	$17.04 [1]
Net investment loss on investment in ether [2]	-
Net realized and unrealized gain on investment in ether	0.08
Net change in net assets from operations	0.08
Net asset value per Share, end of period	$17.12

Total return, at net asset value [3]	0.47%

Ratio to average net assets [4]
Net investment loss	-%
Gross expenses	-%
Net expenses	-%

*	No prior year comparative period presented as this is the first fiscal year of the Trust's operations.
1	The amount represents the NAV per Share on June 18, 2024, the Seed Capital Purchase Date.
2	Calculated using average Shares outstanding.
3	Total return is calculated based on the change in value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.
4	Annualized.

8. Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts that contain a variety of general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust which have not yet occurred and cannot be predicted with any certainty. However, the Sponsor believes the risk of loss under these arrangements to be remote.

9. Indemnification

The Sponsor will not be liable to the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any ether or other assets of the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates, and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft, or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Declaration of Trust. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee’s breach of its obligations pursuant to the Declaration of Trust or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee’s officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

10. Subsequent Events

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the U.S. Securities and Exchange Commission on July 22, 2024 and the Shares of the Trust were listed on the Exchange on July 23, 2024.

Other than the items noted above, the Trust has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued and has determined that there are no other material events that would require disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The 21Shares Core Ethereum ETF (the “Trust”) is a Delaware statutory trust, formed on September 5, 2023, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of Jura Pentium Inc., whose ultimate parent company is 21co Holdings Limited (formerly known as Amun Holdings Limited). The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Trust, or a commodity trading advisor with respect to the Trust. The Trust is an exchange-traded fund (“ETF”) that issues units of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Shares are listed for trading on the Exchange under a ticker symbol “CETH”.

The Sponsor served as the “Seed Capital Investor” to the Trust. On May 1, 2024, the Sponsor, in its capacity as Seed Capital Investor, subject to certain conditions, purchased 2 Shares at a per-Share price of $50.00 (the “Seed Creation Baskets”). Total proceeds to the Trust from the sale of these Seed Creation Baskets were $100. Delivery of the Seed Creation Baskets was made on May 1, 2024.

On June 18, 2024 (the “Seed Capital Purchase Date”), 21Shares US LLC, in its capacity as Seed Capital Investor, purchased the initial Seed Creation Baskets comprising 20,000 Shares (the “Initial Seed Creation Baskets”). In its capacity as the Seed Capital Investor, 21Shares US LLC has acted as a statutory underwriter in connection with this purchase. The total proceeds to the Trust from the sale of the Initial Seed Creation Baskets were $340,739. On June 18, 2024, the Trust purchased ether with the proceeds of the Initial Seed Creation Baskets by transacting with an Ether Counterparty to acquire ether on behalf of the Trust in exchange for cash provided by 21Shares US LLC in its capacity as Seed Capital Investor. All ether acquired in connection with the Initial Seed Creation Baskets is held by the Ether Custodian.

The Trust’s investment objective is to seek to track the performance of ether, as measured by the performance of the CME CF Ether-Dollar Reference Rate—New York Variant (the “Index”), adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the administrator for the Index (the “Index Provider”). The Index is designed to reflect the performance of ether in U.S. dollars. In seeking to achieve its investment objective, the Trust holds ether at its Custodian and values its Shares daily based on the Index. The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the Trust.

The Trust issues Shares only in Creation Units of 10,000 or multiples thereof. Creation Units are issued and redeemed in exchange for cash. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “CETH.” The Trust issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s ether holdings. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor is waiving the entire Sponsor Fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever comes first.

The Trust is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (the “Securities Act”), and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each Business Day and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Index price. In determining the NAV of the Trust on any Business Day, the Administrator calculates the price of the ether held by the Trust as of 4:00 p.m. ET on such day. The Administrator also calculates the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares. For purposes of making these calculations, a Business Day means any day other than a day when the Exchange is closed for regular trading.

In addition to calculating NAV and NAV per Share, for purposes of the Trust’s financial statements, the Trust determines the Principal Market NAV and Principal Market NAV per Share on each valuation date for such financial statements. The determination of the Principal Market NAV and Principal Market NAV per Share is identical to the calculation of NAV and NAV per Share, respectively, except that the value of ether is determined using the fair value of ether based on the price in the ether market that the Trust considers its “principal market” as of 4:00 p.m. ET on the valuation date, rather than using the Index.

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitute for Principal Market and Principal Market NAV per Share, respectively.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a summary of accounting policies on cash and investment valuation. There were no material estimates involving a significant level of estimation uncertainty that had or are reasonably likely to have had a material impact on the Trust’s financial condition used in the preparation of the financial statements. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

Cash

Cash includes non-interest bearing, non-restricted cash maintained with one financial institution that does not exceed U.S. federally insured limits.

Investment Valuation

The Trust’s policy is to value investments held at fair value. The Trust follows the provisions of ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 determines fair value to be the price that would be received for ether in a current sale, which assumes an exit price resulting from an orderly transaction between market participants on the measurement date. ASC 820-10 requires the assumption that ether is sold in its principal market to market participants (or in the absence of a principal market, the most advantageous market).

The Trust utilizes an exchange traded price from the Trust’s principal market for ether as of 4:00 p.m. ET on the Trust’s financial statement measurement date.

Results of Operations

For the Period May 1, 2024 (initial seed creation) through June 30, 2024*

As of June 30, 2024*, the Trust had a net closing balance of 100.0000 ether with a value of $342,300.

Net realized and change in unrealized gain on investment in ether for the period May 1, 2024 (initial seed creation date) through June 30, 2024, was $1,561 which includes a net change in unrealized appreciation on investment in ether of $1,561. Net realized and unrealized gain on investment in ether for the period was driven by ether price appreciation from $2,922.53 per ether as of May 1, 2024 (initial seed creation date) to $3,423.00 per ether as of June 30, 2024. Net increase in net assets resulting from operations was $1,561 for the period ended June 30, 2024, which consisted of the aforementioned net realized and change in unrealized gain on investment in ether.

*	No prior year comparative period has been provided as this is the first year of the Trust’s operations.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.21% of the daily net asset value of the Trust. The Sponsor is waiving the entire Sponsor Fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever comes first. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by Administrator, the Custodians, Transfer Agent and the Trustee, the Marketing Fee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Trust. The Trust will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses. The Trust will sell ether on an as-needed basis to pay the Sponsor’s fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Disclosure Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of June 30, 2024, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

Item 1A. Risk Factors

You should carefully consider the factors discussed in “Risk Factors” in our Registration Statement on Form S-1 (333-274364) declared effective on July 22, 2024, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed therein.

The risks described in our Amended S-1 filing are not the only risks facing the Trust. You should also consider any risks and uncertainties described under the caption “Risk Factors” in any applicable prospectus, prospectus supplement, registration statement or other document that we file with the SEC before or after this date. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Trust redeemed 0 Creation Units (comprising 0 Shares) during the period May 1, 2024 (initial seed creation) through June 30, 2024. The Sponsor redeemed 2 shares at a per-Share price of $50.00 of the initial Seed Creation Basket on or about June 17, 2024. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
April 1, 2024 – April 30, 2024	-	$-	N/A
May 1, 2024 – May 31, 2024	-	$-	N/A
June 1, 2024 – June 30, 2024	2	$50.00	N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the period May 1, 2024 (initial seed creation) through June 30, 2024.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21Shares Core Ethereum ETF (Registrant)

By: 21Shares US LLC, its Sponsor

By:	/s/ Hany Rashwan
Hany Rashwan
Chief Executive Officer
(Principal Executive Officer)

Date: August 28, 2024

By:	/s/ Ophelia Snyder
Ophelia Snyder
Principal Financial Officer and Principal Accounting Officer

Date: August 28, 2024