Form 10-K
period 2024-12-31
21Shares Core Ethereum ETF
filed 2025-03-26
CIK 1992508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to________

Commission File Number 001-42151

21Shares Core Ethereum ETF

(Exact Name of Registrant as Specified in Its Charter)

Delaware	93-6828290
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

477 Madison Avenue, 6th Floor

New York, New York, 10022

(646) 370-6016

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of Beneficial Interests of 21Shares Core Ethereum ETF	CETH	Cboe BZX Exchange, Inc.

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2024 was $-.

The registrant had 850,000 outstanding shares as of March 19, 2025.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the operations of 21Shares Core Ethereum ETF (the “Trust”), the plans of 21Shares US LLC (the “Sponsor”), as the sponsor of the Trust, and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.

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

Should one or more of these risks discussed in “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

Emerging Growth Company

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; or (ii) comply with any new audit rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after April 5, 2012, unless the Securities and Exchange Commission (“SEC”) determines otherwise.

The Trust will cease to be an “emerging growth company” upon the earliest of: (i) it having $1.235 billion or more in annual gross revenues, (ii) the date on which the Trust is deemed to be a “large accelerated filer,” (iii) it issuing more than $1.0 billion of non-convertible debt over a three-year period; or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust intends to take advantage of the benefits of the extended transition period.

i

PART I

Item 1. Business

DESCRIPTION OF THE TRUST

The Trust is an exchange-traded fund that issues common shares of beneficial interest (the “Shares”) that trade on the Cboe BZX Exchange, Inc. (the “Exchange”) under the symbol “CETH”. The Trust’s investment objective is to seek to track the performance of ether, as measured by the performance of the CME CF Ether-Dollar Reference Rate - New York Variant (the “Index”), adjusted for the Trust’s expenses and other liabilities. In seeking to achieve its investment objective, the Trust holds ether and values its Shares daily based on the Index. The Sponsor is the sponsor of the Trust and Delaware Trust Company (the “Trustee”) is the trustee of the Trust. The Bank of New York Mellon (“BNYM”) serves as the Trust’s Administrator, Transfer Agent, and the Cash Custodians. Coinbase Custody Trust Company, LLC (“Coinbase Custodian”), BitGo New York Trust Company, LLC (“BitGo”), and Anchorage Digital Bank N.A (“Anchorage”, and, together with Coinbase Custodian and BitGo, as the context may require, the “Ether Custodians” and each an “Ether Custodian”), are the Ether Custodians for the Trust and hold all the Trust’s ether on the Trust’s behalf.

The Trust is an exchange-traded fund. The Trust does not purchase or sell ether other than in connection with the creation and redemption of Shares or to pay certain expenses, which are facilitated by Coinbase, Inc., (the “Prime Broker”), or any other prime brokers with whom the Trust contracts.

The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), and is not required to register under such act. The Trust does not and will not hold or trade in commodity futures contracts regulated under the Commodity Exchange Act, as amended (“CEA”). The Trust is not a commodity pool for purposes of the CEA and none of the Sponsor, Trustee or the Marketing Agent is subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator or a commodity trading advisor under the CEA in connection with the shares. The Sponsor is not registered with the SEC as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust.

The Sponsor maintains a website at www.21shares.com/en-us, through which the Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are made available free of charge after they have been filed or furnished to the SEC. The information on the Sponsor’s website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

organization

The Trust is a Delaware statutory trust, formed on September 5, 2023, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust continuously issues Shares that may be purchased and sold on the Exchange. The Trust operates pursuant to the Trust Agreement. Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021.

The Shares are issued and redeemed by the Trust in blocks of 10,000 Shares (each a “Basket” or “Creation Basket”). The number of outstanding Shares is expected to increase and decrease from time to time because of the creation and redemption of Baskets. The creation and redemption of Baskets requires the delivery to the Trust or the distribution by the Trust of the amount of cash equivalent to the amount of ether represented by the NAV of the Baskets being created or redeemed. The total amount of ether required for the creation of Baskets is based on the combined net assets represented by the number of Baskets being created or redeemed.

The Trust and the Sponsor face competition with respect to the creation of competing products, such as exchange-traded products offering exposure to the spot ether market or other digital assets. There can be no assurance that the Trust will grow to or maintain an economically viable size. There is no guarantee that the Sponsor will maintain a commercial advantage relative to competitors offering similar products. Whether or not the Trust is successful in achieving its intended scale may be impacted by a range of factors, such as the Trust’s timing in entering the market and its fee structure relative to those of competitive products.

The Trust has no fixed termination date.

DESCRIPTION OF THE SHARES

Each Share represents a fractional undivided beneficial interest in the net assets of the Trust. Upon redemption of the Shares, the applicable Authorized Participant is paid solely out of the funds and property of the Trust. The assets of the Trust consist primarily of ether held by the Ether Custodians on behalf of the Trust and cash. Creation Baskets are redeemed by the Trust in exchange for an amount of ether or cash equal to the amount of ether represented by the aggregate number of Shares redeemed.

The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the Trust. The ether held by the Trust will only be sold (1) on an as-needed basis to pay the Trust’s expenses and to meet redemption requests, (2) in the event the Trust terminates and liquidates its assets, or (3) as otherwise required by law or regulation. The sale of ether by the Trust is a taxable event to its shareholders (the “Shareholders”).

Except in limited circumstances, Shareholders have no voting rights under the Trust Agreement.

The Sponsor may terminate the Trust in its sole discretion. The Sponsor will give written notice of the termination of the Trust, specifying the date of termination, to Shareholders of the Trust, at least 30 days prior to the termination of the Trust. The Sponsor will, within a reasonable time after such termination, sell all the Trust’s ether not already distributed to Authorized Participants redeeming Creation Baskets, if any, in such a manner to effectuate orderly sales. The Sponsor shall not be liable for or responsible in any way for depreciation or loss incurred by reason of any sale or sales made in accordance with the provisions of the Trust Agreement. The Sponsor may suspend its sales of the Trust’s ether upon the occurrence of unusual or unforeseen circumstances.

Investment Objective

The Trust’s investment objective is to seek to track the performance of ether, as measured by the Index, adjusted for the Trust’s expenses and other liabilities. In seeking to achieve its investment objective, the Trust holds ether and values its Shares daily as of 4:00 p.m. ET based on the Index.

Principal Market and Fair Value Determination of ether

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each day other than a day when the Exchange is closed for regular trading (a “Business Day”) and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Index price. In determining the NAV of the Trust on any Business Day, the Administrator will calculate the price of the ether held by the Trust as of 4:00 p.m. ET on such day. The Administrator will also calculate the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares.

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

NAV and NAV per Share are not measures calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are not intended as substitute for Principal Market and Principal Market NAV per Share, respectively.

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

Fees, Expenses and Realized Gain (Loss)

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s ether holdings. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor Fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever came first. The six-month waiver period ended on January 23, 2025, at which time the Sponsor began collecting the Sponsor Fee.

Except for during periods during which the Sponsor Fee is being waived, the Sponsor Fee accrues daily and is payable in ether weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.21% annualized rate to the Trust’s total ether holdings, and the amount of ether payable in respect of each daily accrual is determined by reference to the Index. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee.

As partial consideration for receipt of the Sponsor Fee, the Sponsor assumes and pays all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including (i) the Marketing Fee, (ii) fees to the Administrator, if any, (iii) fees to the Ether Custodians, (iv) fees to the Transfer Agent, (v) fees to the Trustee, (vi) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (vii) ordinary course legal fees and expenses but not litigation-related expenses, (viii) audit fees, (ix) regulatory fees, including if applicable any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs; (xi) costs of maintaining the Sponsor’s website and (xii) applicable license fees (each, a “Sponsor-paid Expense” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense (as defined below) will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Sponsor does not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses (as defined below), including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Ether Custodians, Administrator or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses are subject to a cap of not more than $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be redesignated as an Additional Trust Expense.

After the payment of the Sponsor Fee to the Sponsor, the Sponsor may elect to convert some or all of the Sponsor Fee into cash by selling this ether at market prices, in the Sponsor’s sole discretion. Due to the variance in market prices for ether, the rate at which the Sponsor converts ether to cash may differ from the rate at which the Sponsor Fee was initially paid in ether.

The Ether Custodians assume the transfer fees associated with the transfer of ether to the Sponsor with respect to the Sponsor Fee, and any further expenses associated with such transfer are assumed by the Sponsor. The Trust is not responsible for any fees and expenses incurred by the Sponsor to convert ether received in payment of the Sponsor Fee into cash.

Pursuant to the Trust Agreement, the Sponsor or its delegates directs the Ether Custodians to transfer ether from the Trust’s “cold storage” or similarly secure technology (the “Cold Vault Balance”) as needed to pay the Sponsor’s Fee and Additional Trust Expenses, if any. The Sponsor or its delegates endeavors to transfer the smallest amount of ether needed to pay applicable expenses. The Sponsor, in arranging for payment of Additional Trust Expenses, may in its discretion direct that the Trust’s ether be exchanged for U.S. Dollars. Under such circumstances, the Trust will not utilize the Ether Custodians to arrange for the sale of the Trust’s ether to pay the Trust’s expenses and liabilities. Rather, the Sponsor will arrange for the Prime Broker, an affiliate of the Ether Custodians, or another third-party digital asset trading platform to exchange the Trust’s ether for U.S. dollars in such a situation.

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets (other than in the case of the Seed Creation Baskets) consisting of 10,000 Shares or multiples thereof. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of cash equivalent to the amount of ether represented by the Baskets being created or redeemed, the amount of which is based on the quantity of ether attributable to each Share of the Trust (net of accrued but unpaid Sponsor Fees and any accrued but unpaid extraordinary expenses or liabilities) being created or redeemed determined as of 4:00 p.m. ET on the day the order to create or redeem Baskets is properly received.

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, which are not required to register as broker-dealers to engage in securities transactions described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Sponsor. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the ether required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust, without the consent of any Shareholder or Authorized Participant. Authorized Participants pay the Transfer Agent a fee for each order they place to create or redeem one or more Baskets. The transaction fee may be reduced, increased, or otherwise changed by the Sponsor.

Authorized Participants will deliver only cash to create shares and will receive only cash when redeeming Shares. Further, Authorized Participants will not directly or indirectly purchase, hold, deliver, or receive ether as part of the creation or redemption process or otherwise direct the Trust or an Ether Counterparty (defined below) with respect to purchasing, holding, delivering, or receiving ether as part of the creation or redemption process. An “Ether Counterparty” is a designated third party, who is not an Authorized Participant but who may be an affiliate of an Authorized Participant, or the Prime Broker or Lender, as applicable, with whom the Sponsor has entered into an agreement on behalf of the Trust, that will, acting as a counterparty, deliver, receive or convert to U.S. dollars the ether related to the Authorized Participant’s creation or redemption order.

The Trust creates Shares by receiving ether from an Ether Counterparty that is not the Authorized Participant, and the Trust—not the Authorized Participant—is responsible for selecting the Ether Counterparty to deliver the ether. Further, the Ether Counterparty does not act as an agent of the Authorized Participant with respect to the delivery of the ether to the Trust or act at the direction of the Authorized Participant with respect to the delivery of the ether to the Trust.

The Trust redeems Shares by delivering ether to an Ether Counterparty that is not the Authorized Participant and the Trust—not the Authorized Participant —is responsible for selecting the Ether Counterparty to receive the ether. Further, the Ether Counterparty does not act as an agent of the Authorized Participant with respect to the receipt of the ether from the Trust or act at the direction of the Authorized Participant with respect to the receipt of the ether from the Trust.

Ether Counterparties deliver ether related to the Authorized Participant’s purchase order to the Cold Vault Balance. Authorized Participants and Ether Counterparties are not required to maintain an account with any of the Ether Custodians.

Creations and redemptions of Shares may result in certain slippage being incurred as a result of, for example, trading fees, spreads, or commissions. Any slippage so incurred will be the responsibility of the Authorized Participant, as a cash liability, and not of the Trust or Sponsor.

Each Authorized Participant is required to be registered as a broker-dealer under the Exchange Act and a member in good standing with FINRA or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA and be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls, and information barriers as it determines is appropriate considering its own regulatory regime.

Service Providers of the Trust

The sponsor

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange. The Sponsor does not exercise day-to-day oversight over the Trustee, the Ether Custodians, or the Index Provider. The Sponsor develops a marketing plan for the Trust, prepares marketing materials regarding the Shares of the Trust, and exercises the marketing plan of the Trust on an ongoing basis. The Sponsor agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unified fee.

The Sponsor is a wholly owned subsidiary of 21co Holdings Limited (formerly known as Amun Holdings Limited). At present, the primary business activities of 21co Holdings Limited are providing exchange traded products and tokenization services in the crypto space through its subsidiaries.

21Shares AG, an affiliate of the Sponsor, has considerable experience issuing and operating exchange-traded products that provide exposure to digital assets, operating such exchange-traded products since 2018. As of December 31, 2024, 21Shares AG oversees approximately $4.8 billion in assets under management and nearly 47 digital asset-related exchange-traded products across various jurisdictions. Although the Sponsor is a relatively new entity within the broader structure of 21Shares AG and its affiliates (collectively, the “21Shares Group”), the Sponsor utilizes a similar management team that the 21Shares Group has used in issuing and operating these exchange-traded products. Additionally, as of December 31, 2024, the Sponsor serves as sub-adviser to five investment companies registered under the 1940 Act.

The Sponsor is not under any liability to the Trust, the Trustee or any Shareholder for any action taken or for refraining from the taking of any action in good faith pursuant to the Trust Agreement, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any ether or other assets held in trust hereunder; provided, however, that this provision will not protect the Sponsor against any liability to which it would otherwise be subject by reason of its own gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft, or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other Person for any matters arising hereunder. The Sponsor will in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for herein. The Trust will not incur the cost of that portion of any insurance which insures any party against any liability, the indemnification of which is herein prohibited.

The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries (each a “Sponsor Indemnified Party”) are indemnified by the Trust against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims arising out of or in connection with the performance of its obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement, provided that (i) the Sponsor was acting on behalf of, or performing services for, the Trust and has determined, in good faith, that such course of conduct was in the best interests of the Trust and such liability or loss was not the result of fraud, gross negligence, bad faith, willful misconduct, or a material breach of this Trust Agreement on the part of the Sponsor and (ii) any such indemnification will be recoverable only from the Trust Estate. Any amounts payable to a Sponsor Indemnified Party under the Trust Agreement may be payable in advance or will be secured by a lien on the Trust. The Sponsor will not be under any obligation to appear in, prosecute or defend any legal action that in its opinion may involve it in any expense or liability; provided, however, that the Sponsor may, in its discretion, undertake any action that it may deem necessary or desirable in respect of the Trust Agreement and the rights and duties of the parties hereto and the interests of the Shareholders and, in such event, the legal expenses and costs of any such action will be expenses and costs of the Trust and the Sponsor will be entitled to be reimbursed therefor by the Trust. The obligations of the Trust to indemnify the Sponsor Indemnified Parties will survive the termination of the Trust Agreement.

the trustee

Delaware Trust Company, a Delaware trust company, acts as the trustee of the Trust for the purpose of creating a Delaware statutory trust in accordance with the DSTA. The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

As further discussed in the Trust Agreement, the Trustee is not liable for the acts or omissions of the Sponsor, nor is the Trustee liable for supervising or monitoring the performance and the duties and obligations of the Sponsor or the Trust under the Trust Agreement. The Trustee is not personally liable under any circumstances, except for its own willful misconduct, bad faith, or gross negligence.

The Trustee or any officer, affiliate, director, employee, or agent of the Trustee (each, an “Indemnified Person”) is entitled to indemnification from the Sponsor or the Trust, to the fullest extent permitted by law, from and against any and all losses, claims, taxes, damages, reasonable expenses, and liabilities (including liabilities under State or federal securities laws) of any kind and nature whatsoever (collectively, “Expenses”), to the extent that such Expenses arise out of or are imposed upon or asserted against such Indemnified Persons with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Trust Agreement or the transactions contemplated in the Trust Agreement; provided, however, that the Sponsor and the Trust are not required to indemnify any Indemnified Person for any Expenses that are a result of the willful misconduct, bad faith or gross negligence of such Indemnified Person.

the administrator

The Sponsor entered into a Fund Administration and Accounting Agreement with BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, to provide administration and accounting services to the Trust. Pursuant to the terms of the Agreement and under the supervision and direction of the Sponsor and the Trust, BNY Mellon Asset Servicing keeps the operational records of the Trust and prepares and files certain regulatory filings on behalf of the Trust. BNY Mellon Asset Servicing may also perform other services for the Trust pursuant to the Agreement as mutually agreed upon by the Sponsor, the Trust and BNY Mellon Asset Servicing from time to time. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

THE Transfer AGENT

The Bank of New York Mellon serves as the Transfer Agent of the Trust pursuant to the terms and provisions of the Transfer Agency and Service Agreement (the “Transfer Agency and Service Agreement”). The Transfer Agent: (1) facilitates the issuance and redemption of Shares of the Trust; (2) responds to correspondence by Trust shareholders and others relating to its duties; (3) maintains shareholder accounts; and (4) makes periodic reports to the Trust.

the ether Custodians

Coinbase, BitGo and Anchorage are the Ether Custodians for the Trust and hold all of the Trust’s ether on the Trust’s behalf.

The Ether Custodians keep custody of all the Trust’s ether, other than which is maintained in the Trading Balance with the Prime Broker, in the Cold Vault Balance. The Ether Custodians keep a substantial portion of the private keys associated with the Trust’s ether in “cold storage” or similarly secure technology. Cold storage is a safeguarding method with multiple layers of protections and protocols, by which the private key(s) corresponding to the Trust’s ether is (are) generated and stored in an offline manner. Private keys are generated in offline computers that are not connected to the internet so that they are resistant to being hacked. By contrast, in hot storage, the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to being hacked. While the Ether Custodians will generally keep a substantial portion of the Trust’s ether in cold storage on an ongoing basis, it is possible that, from time to time, portions of the Trust’s ether will be held outside of cold storage temporarily in the Trading Balance maintained by the Prime Broker as part of trade facilitation in connection with creations and redemptions of Baskets, to sell ether including to pay Trust expenses, or to pay the Sponsor Fee, as necessary. The Trust’s ether held in the Cold Vault Balance by the Ether Custodians are held in segregated wallets and therefore are not commingled with the Ether Custodians’ or other customer assets.

Cold storage of private keys may involve keeping such keys on a non-networked computer or electronic device or storing the public key and private keys on a storage device or printed medium and deleting the keys from all computers. The Ether Custodians may receive deposits of ether but may not send ether without use of the corresponding private keys. To send ether when the private keys are kept in cold storage, unsigned transactions must be physically transferred to the offline cold storage facility and signed using a software/hardware utility with the corresponding offline keys. At that point, the Ether Custodians can upload the fully signed transaction to an online network and transfer the ether. Such private keys are stored in cold storage facilities within the United States and Europe, exact locations of which are not disclosed for security reasons. A limited number of employees at the Ether Custodians are involved in private key management operations, and the Ether Custodians have each represented that no single individual has access to full private keys.

The Ether Custodians’ internal audit team performs periodic internal audits over custody operations, and the Ether Custodians have represented that Systems and Organizational Control (“SOC”) attestations covering private key management controls are also performed on the Ether Custodians by an external provider.

The Ether Custodians maintain a commercial crime insurance policy, which is intended to cover the loss of client assets held in cold storage, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by the Ether Custodians is shared among all the Ether Custodians’ customers, is not specific to the Trust or to customers holding ether with the Ether Custodians and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

Ether held in the Trust’s account with the Ether Custodians is the property of the Trust. The Trust, the Sponsor and the service providers will not loan or pledge the Trust’s assets nor will the Trust’s assets serve as collateral for any loan or similar arrangement. The Trust will not utilize leverage, derivatives, or any similar arrangements in seeking to meet its investment objective.

In the event of a fork, the Custodial Services Agreement provides that the Ether Custodians may temporarily suspend services, and may, in their sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely, provided that the Ether Custodians shall use commercially reasonable efforts to avoid ceasing to support both branches of such forked protocol and will support, at a minimum, the original digital asset. The Custodial Services Agreement provides that, other than as set forth therein, and provided that the Ether Custodians shall make commercially reasonable efforts to assist the Trust to retrieve and/or obtain any assets related to a fork, airdrop or similar event, the Ether Custodians shall have no liability, obligation or responsibility whatsoever arising out of or relating to the operation of the underlying software protocols relating to the Ether network or an unsupported branch of a forked protocol and, accordingly, the Trust acknowledges and assumes the risk of the same. The Custodial Services Agreement further provide that, unless specifically communicated by the relevant Ether Custodian and its affiliates through a written public statement on their website, such Ether Custodian does not support airdrops, metacoins, colored coins, side chains, or other derivative, enhanced or forked protocols, tokens or coins, which supplement or interact with ether.

Under the Trust Agreement, the Sponsor has the right, in its sole discretion, to determine what action to take in connection with the Trust’s entitlement to or ownership of Incidental Rights or any IR Virtual Currency, and Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Virtual Currency, as determined by the Sponsor in the Sponsor’s sole discretion, unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by this Trust Agreement.

With respect to any fork, airdrop or similar event, the Sponsor will cause the Trust to irrevocably abandon the Incidental Rights or IR Virtual Currency. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules.

Under the Custodial Services Agreement, the Ether Custodians’ liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of ether, or fraud or willful misconduct, among others, the Ether Custodians’ aggregate liability under the Custodial Services Agreement shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Ether Custodians in the 12 months prior to the event giving rise to the Ether Custodians’ liability, and (B) the value of the affected ether or cash giving rise to the Ether Custodians’ liability; (ii) the Ether Custodians’ aggregate liability in respect of each cold storage address shall not exceed $100 million; (iii) in respect of the Ether Custodians’ obligations to indemnify the Trust and its affiliates against third party claims and losses to the extent arising out of or relating to, among others, the Ether Custodians’ violation of any law, rule or regulation with respect to the provision of its services, the Ether Custodians’ liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Ether Custodians in the 12 months prior to the event giving rise to the Ether Custodians’ liability; and (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Ether Custodians are not liable, even if the Ether Custodians have been advised of or knew or should have known of the possibility thereof. The Ether Custodians are not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Ether Custodians. Under the Custodial Services Agreement, except in the case of its negligence, fraud, material violation of applicable law or willful misconduct, the Ether Custodians shall not have any liability, obligation, or responsibility for any damage or interruptions caused by any computer viruses, spyware, scareware, Trojan horses, worms or other malware that may affect the Trust’s computer or other equipment, or any phishing, spoofing or other attack, unless the Ether Custodians fail to have commercially reasonable policies, procedures and technical controls in place to prevent such damages or interruptions.

The Ether Custodians may terminate the Custodial Services Agreement for any reason upon providing the applicable notice to the Trust, or immediately for Cause (as defined in the Custodial Services Agreement), including, among others, if the Trust materially breaches the Prime Broker Agreement and such breach remains uncured, or undergoes a bankruptcy event.

The Sponsor may, in its sole discretion, add or terminate Custodians at any time. The Sponsor may, in its sole discretion, change the Custodians for the Trust’s ether holdings, but it will have no obligation whatsoever to do so or to seek any terms for the Trust from other such Custodians.

the prime broker

Pursuant to the Prime Broker Agreement, a portion of the Trust’s ether holdings and cash holdings from time to time may be held with the Prime Broker, an affiliate of one of the Ether Custodians, in the Trading Balance, in connection with the creation and redemption of Shares via cash transactions or to pay for Trust Expenses not assumed by the Sponsor in consideration for the Sponsor Fee. The amount of ether that may be held in the Trading Balance will be limited to the amount necessary to process a given creation or redemption transaction, as applicable, or to pay for Trust Expenses not assumed by the Sponsor in consideration for the Sponsor Fee.

The Sponsor may, in its sole discretion, add or terminate prime brokers at any time. The Sponsor may, in its sole discretion, change the prime broker for the Trust, but it will have no obligation whatsoever to do so or to seek any terms for the Trust from other such prime brokers.

These periodic holdings held in the Trading Balance with the Prime Broker represent an omnibus claim on the Prime Broker’s ether held on behalf of clients; these holdings exist across a combination of omnibus hot wallets, omnibus cold wallets or in accounts in the Prime Broker’s name on a trading venue (including third-party venues and the Prime Broker’s own execution venue) where the Prime Broker executes orders to buy and sell ether on behalf of clients (each such venue, a “Connected Trading Venue”). The Prime Broker is not required to hold any of the ether in the Trust’s Trading Balance in cold storage or to hold any such ether in segregation, and neither the Trust nor the Sponsor can control the method by which the Prime Broker holds the ether credited to the Trust’s Trading Balance. Within the Trust’s Trading Balance, the Prime Broker Agreement provides that the Trust does not have an identifiable claim to any particular ether (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the ether (and cash) the Prime Broker holds on to behalf of customers who hold similar entitlements against the Prime Broker. In this way, the Trust’s Trading Balance represents an omnibus claim on the Prime Broker’s ether (and cash) held on behalf of the Prime Broker’s customers.

Within such omnibus hot and cold wallets and accounts, the Prime Broker has represented to the Sponsor that it keeps the majority of assets in cold wallets, to promote security, while the balance of assets is kept in hot wallets to facilitate rapid withdrawals. However, the Sponsor has no control over, and for security reasons the Prime Broker does not disclose to the Sponsor, the percentage of ether that the Prime Broker holds for customers holding similar entitlements as the Trust which are kept in omnibus cold wallets, as compared to omnibus hot wallets or omnibus accounts in the Prime Broker’s name on a trading venue. The Prime Broker has represented to the Sponsor that the percentage of assets maintained in cold versus hot storage is determined by ongoing risk analysis and market dynamics, in which the Prime Broker attempts to balance anticipated liquidity needs for its customers as a class against the anticipated greater security of cold storage.

The Prime Broker is not required by the Prime Broker Agreement to hold any of the ether in the Trust’s Trading Balance in cold storage or to hold any such ether in segregation, and neither the Trust nor the Sponsor can control the method by which the Prime Broker holds the ether credited to the Trust’s Trading Balance.

To the extent the Trust sells ether through the Prime Broker, the Trust’s orders will be executed at Connected Trading Venues that have been approved in accordance with the Prime Broker’s due diligence and risk assessment process. The Prime Broker has represented that its due diligence on Connected Trading Venues include reviews conducted by the legal, compliance, security, privacy and finance and credit-risk teams. The Connected Trading Venues, which are subject to change from time to time, currently include Bitstamp, LMAX, Kraken, the exchange operated by the Prime Broker, as well as four additional non-bank market makers (“NBMMs”). The Prime Broker has represented to the Trust that it is unable to name the NBMMs due to confidentiality restriction.

Pursuant to the Prime Broker Agreement, the Trust may engage in purchases or sales of ether by placing orders with the Prime Broker. The Prime Broker will route orders placed by the Sponsor through the Prime Broker’s execution platform (the “Trading Platform”) to a Connected Trading Venue where the order will be executed. Each order placed by the Sponsor will be sent, processed, and settled at each Connected Trading Venue to which it is routed. The Prime Broker Agreement provides that the Prime Broker is subject to certain conflicts of interest, including: (i) the Trust’s orders may be routed to the Prime Broker’s own execution venue where the Trust’s orders may be executed against other customers of the Prime Broker or with the Coinbase acting as principal, (ii) the beneficial identity of the counterparty purchaser or seller with respect to the Trust’s orders may be unknown and therefore may inadvertently be another client of the Prime Broker, (iii) the Prime Broker does not engage in front-running, but is aware of the Trust’s orders or imminent orders and may execute a trade for its own inventory (or the account of an affiliate) while in possession of that knowledge and (iv) the Prime Broker may act in a principal capacity with respect to certain orders. As a result of these and other conflicts, when acting as principal, the Prime Broker may have an incentive to favor its own interests and the interests of its affiliates over the Trust’s interests.

Subject to the foregoing, and to certain policies and procedures that the Prime Broker Agreement requires the Prime Broker to have in place to mitigate conflicts of interest when executing the Trust’s orders, the Prime Broker Agreement provides that the Prime Broker shall have no liability, obligation, or responsibility whatsoever for the selection or performance of any Connected Trading Venue, and that other Connected Trading Venues and/or trading venues not used by Coinbase may offer better prices and/or lower costs than the Connected Trading Venue used to execute the Trust’s orders.

Once the Sponsor, on behalf of the Trust, places an order to purchase or sell ether on the Trading Platform in connection with the creation or redemption of Shares via a cash transaction, the associated ether or cash used to fund or fill the order, if any, will be placed on hold and will generally not be eligible for other use or withdrawal from the Trust’s Trading Balance. The Cold Vault Balance may be used directly to fund orders. With each Connected Trading Venue, the Prime Broker shall establish an account in the Prime Broker’s name, or in its name for the benefit of clients, to trade on behalf of its clients, including the Trust, and the Trust will not, by virtue of the Trading Balance the Trust maintains with the Prime Broker, have a direct legal relationship, or account with, any Connected Trading Venue.

The Prime Broker may terminate the Prime Broker Agreement in its entirety for any reason and without Cause (as defined below) by providing at least ninety (90) days’ prior written notice to the Trust. The Trust may terminate the Prime Broker Agreement in its entirety for any reason and without Cause by providing at least 30 (thirty) days’ prior written notice to the Prime Broker; provided, however, the Trust’s termination of the Prime Broker Agreement shall not be effective until the Trust has fully satisfied its obligations the Prime Broker Agreement.

The Prime Broker and the Ether Custodians may, in their sole discretion, suspend, restrict or terminate the Trust’s prime broker services, including by suspending, restricting or closing any account of the Trust covered under the Prime Broker Agreement for Cause, at any time and with prior notice to the Trust.

the cash Custodian

The Cash Custodian is The Bank of New York Mellon. The Cash Custodian’s services are governed under the Custody Agreement between The Bank of New York Mellon and the Trust. In performing its duties under the Custody Agreement, BNY Mellon is required to exercise the standard of care and diligence that a professional custodian for exchange-traded funds would observe in these affairs considering the prevailing rules, practices, procedures, and circumstances in the relevant market and to perform its duties without negligence, fraud, bad faith, willful misconduct, or reckless disregard of its duties under the Custody Agreement. Under the Custody Agreement, BNY Mellon is not liable for any losses, damages, costs, charges, expenses, or liabilities (including reasonable counsel fees and expenses) (collectively, “Losses”) except to the extent caused by BNY Mellon’s own bad faith, negligence, willful misconduct, or reckless disregard of its duties under the Custody Agreement. The Trust will indemnify and hold harmless BNY Mellon from and against all Losses, incurred by BNY Mellon arising out of or relating to BNY Mellon’s performance under the Custody Agreement, except to the extent resulting from BNY Mellon’s failure to perform its obligations under the Custody Agreement in accordance with the agreement’s standard of care. The Sponsor may, in its sole discretion, add or terminate cash custodians at any time.

the marketing agent

Foreside Global Services, LLC (the “Marketing Agent”) is responsible for reviewing and approving the marketing materials prepared by the Sponsor for compliance with applicable SEC and Financial Industry Regulatory Authority (“FINRA”) advertising laws, rules, and regulations.

authorized participants

Creation Baskets are created or redeemed only by Authorized Participants. Each Authorized Participant must be a registered broker-dealer, a participant in DTC, and have entered into an agreement with the Sponsor and Administrator (the “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of Creation Baskets and for the delivery of cash in connection with such creations or redemptions. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

Taxation of the trust

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares is treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares. If the Trust sells ether (for example, to pay fees or expenses), such a sale is a taxable event to Shareholders. Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the ether held in the Trust at the time of the sale and may recognize gain or loss on such sale.

Item 1A. Risk Factors

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in the Shares speculative or risky. This summary does not address all the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below, and should be read in conjunction with the other information included in this Annual Report on Form 10-K, including the Trust’s financial statements and related notes thereto, and our other filings with the SEC, before making an investment decision regarding the Shares. See “Glossary of Defined Terms” for the definition of certain capitalized terms used in this Annual Report. All other capitalized terms used, but not defined, herein have the meanings given to them in the Trust Agreement.

Risks Associated with Ether and the Ethereum Network

●	Digital assets such as ether were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate.

●	The value of the Shares relates directly to the value of ether, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

●	The value of the Shares depends on the development and acceptance of the Ethereum network. The slowing or stopping of the development or acceptance of the Ethereum network may adversely affect an investment in the Trust.

●	Due to the nature of private keys, ether transactions are irrevocable, and stolen or incorrectly transferred ether may be irretrievable. As a result, any incorrectly executed ether transactions could adversely affect an investment in the Trust.

●	Security threats to the Trust’s account with the Ether Custodians could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

●	Potential amendments to the Ethereum network’s protocols and software could, if accepted and authorized by the Ethereum network community, adversely affect an investment in the Trust. For example, the Ethereum network recently implemented software upgrades and other changes to its protocol, including the adoption of network upgrades collectively referred to as Serenity, or Ethereum 2.0. Ethereum 2.0. is a new iteration of Ethereum that amended its consensus mechanism to include ether staking and sharding. A digital asset network’s consensus mechanism is a material aspect of its source code, and any failure to properly implement such a change could have a material adverse effect on the value of ether and the value of the Shares.

●	The Ethereum network is still in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of ether as well as other Ethereum network protocols. For example, the Ethereum network has on two separate occasions reduced the quantity of ether rewarded per block and may make additional changes in the future. Any material change to the supply and issuance of ether may impact secondary market prices for ether.

●	Many digital asset networks, including Ethereum, face significant scaling challenges and are being upgraded with various features to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective.

●	A temporary or permanent “fork” of the Ethereum blockchain could adversely affect an investment in the Trust.

●	Blockchain technologies are based on the theoretical conjectures as to the impossibility of solving certain cryptographical puzzles quickly. These premises may be incorrect or may become incorrect due to technological advances and could negatively impact the future usefulness of ether and adversely affect an investment in the Trust.

●	The price of ether on the ether market has exhibited periods of extreme volatility, which could have a negative impact on the performance of the Trust. For example, between November 2021 and June 2022, the price of ether fell from an all-time high of $4,721.07 to $879.80. As of December 31, 2024, the price of ether has increased to $3,340.57. (source: Coinbase).

●	Ether exchanges on which ether trades are relatively new and, in some cases, may be subject to but not comply with their relevant jurisdiction’s regulations, and, therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust.

●	New competing digital assets may pose a challenge to ether’s current market position, resulting in a reduction in demand for ether, which could have a negative impact on the price of ether and may have a negative impact on the performance of the Trust.

Risks Associated with Investing in the Trust

●	The value of the Shares may be influenced by a variety of factors unrelated to the value of ether.

●	The NAV or Principal Market NAV may not always correspond to the market price of ether and, as a result, Creation Baskets may be created or redeemed at a value that is different from the market price of the Shares.

●	The inability of Authorized Participants and market makers to hedge their ether exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

●	The Trust is subject to risks due to its concentration of investments in a single asset.

●	Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV or the Principal Market NAV and its market price.

●	The amount of ether represented by the Shares will decline over time.

●	The Administrator is solely responsible for determining the value of the ether holdings and ether holdings per Share, and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

Risks Associated with the Regulatory Environment of Ethereum

●	Future and current regulations by a United States or foreign government or quasi-governmental agency could have an adverse effect on an investment in the Trust.

●	Shareholders do not have the protections associated with ownership of Shares in an investment company registered under the 1940 Act or the protections afforded by the CEA.

●	Future legal or regulatory developments may negatively affect the value of ether or require the Trust or the Sponsor to become registered with the SEC or CFTC, which may cause the Trust to incur unforeseen expenses or liquidate.

●	If regulatory changes or interpretations of an Authorized Participant’s, the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, the Trust or the Sponsor as a money service business under the regulations promulgated by the Financial Crimes Enforcement Network (“FinCEN”), an Authorized Participant, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses.

Risks Associated with the Tax Treatment of the Trust and Ether

●	Shareholders could incur a tax liability without an associated distribution of the Trust.

●	The tax treatment of ether and transactions involving ether for state and local tax purposes is not settled.

●	A hard “fork” of the Ether blockchain could result in Shareholders incurring a tax liability.

Other Risks

●	The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares.

●	The market infrastructure of the ether spot market could result in the absence of active Authorized Participants able to support the trading activity of the Trust, which would affect the liquidity of the Shares in the secondary market and make it difficult to dispose of Shares.

●	Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares.

●	The Sponsor is leanly staffed and relies heavily on key personnel. The departure of any such key personnel could negatively impact the Trust’s operations and adversely impact an investment in the Trust.

●	Shareholders do not have the rights enjoyed by investors in certain other vehicles and may be adversely affected by a lack of statutory rights and by limited voting and distribution rights. In certain circumstances, Shareholders may vote to appoint a successor Sponsor following the Voluntary Withdrawal of the Sponsor, or to continue the Trust in certain instances of dissolution of the Trust. Shareholders shall otherwise have no voting rights with respect to the Trust.

●	The liability of the Sponsor and the Trustee is limited, and the value of the Shares will be adversely affected if the Trust is required to indemnify the Trustee or the Sponsor.

●	Due to the increased use of technologies, intentional and unintentional cyber-attacks pose operational and information security risks, the occurrence of which can negatively impact an investment in the Trust.

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of the Shares. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.

Risks Associated with Ether and the Ethereum Network

Ether is a relatively new technological innovation with a limited operating history.

Ether has a relatively limited history of existence and operations compared to traditional commodities. There is a limited established performance record for the price of ether and, in turn, a limited basis for evaluating an investment in ether. Although past performance is not necessarily indicative of future result, if ether had a more established history, such history might (or might not) provide investors with more information on which to evaluate an investment in the Trust.

Ether and Ethereum generally.

Ether is the native digital asset and unit of account on the Ethereum network. The market value of ether is not related to any specific company, government or asset. The valuation of ether depends on a number of factors, including future expectations for the value of the Ethereum network, the number of ether transactions, and the overall usage of ether as an asset. This means that a significant amount of the value of ether is speculative, which could lead to increased volatility. Investors could experience significant gains, losses and/or volatility in the Trust’s holdings, depending on the valuation of ether.

Several factors may affect the price of ether, including, but not limited to: supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates or future regulatory measures (if any) that restrict the trading of ether or the use of ether as a form of payment. The issuance of ether is determined by a computer code, not by a central bank, and prices can be extremely volatile. For instance, during the period from November 30, 2021 to June 17, 2022, ether experienced a decline of roughly 82%, from $4,784.50 to $879.80. There is no assurance that ether will maintain its long-term value in terms of purchasing power in the future, or that acceptance of ether payments by mainstream retail merchants and commercial businesses will continue to grow. The value of the Trust’s investments in ether could decline rapidly, including to zero.

The Ethereum network is an open-source decentralized project without a controlling issuer or administrator of software development. As a result, core developers contribute their time and propose upgrades and improvements to the Ethereum network protocols and various software implementations thereof, often on the Ethereum repository on the website Github. Core developers’ roles evolve over time, largely based on self-determined participation. Although some market participants such as the Ethereum Foundation sponsor some developers, core developers are not generally compensated for their work on the Ethereum network, and such developers may cease to provide services or migrate to alternate digital asset networks. In addition, a lack of resources may result in an inability of the Ethereum network community to address novel technical issues or to achieve consensus around solutions therefor. As with other digital asset networks, the Ethereum network faces significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. A digital asset network may be limited in the number of transactions it can process by the capabilities of the participating nodes. The Ethereum network’s Ethereum 2.0 upgrade addresses some of Ethereum’s speed, efficiency and scalability issues through staking and sharding. However, both hard forks and future software upgrades designed to further address scaling may cause confusion or may not result in needed improvements, each of which could have a negative impact on the value of an investment in the Shares.

Moreover, in the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying Ethereum could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take the Trust’s ether, which would adversely impact the value of the Shares. Moreover, functionality of the Ethereum network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for ether and the Ethereum network. Even if another digital asset other than ether were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Finally, as there is no centralized party controlling the development of the Ethereum network, there can be no assurance that the community as a whole will not implement changes to the Ethereum network protocols that have an adverse impact on the Trust or an investment in the Shares.

Moving from Proof-of-Work (PoW) to Proof-of-Stake (PoS) Consensus Mechanism.

In September 2022, the Ethereum network moved from a proof-of-work to a proof-of-stake mechanism called Serenity, or Ethereum 2.0. Unlike proof-of-work, in which miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, validators risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the total amount of coins staked. Any malicious activity, such as disagreeing with the eventual consensus or otherwise violating protocol rules, results in the forfeiture or “slashing” of a portion of the staked coins. Proof-of-stake is viewed as more energy efficient and scalable than proof-of-work. There is no guarantee that the Ethereum community will embrace Ethereum 2.0, and the new protocol may never fully scale.

The possibility exists that Ethereum 2.0 may never achieve the goals of the Ethereum community, which may have a negative impact on the market value of ether, and consequently the NAV of the Trust.

The inability to recognize the economic benefit of Staking Activities could adversely impact an investment in the Trust.

Currently, neither the Trust, nor the Sponsor, nor the Ether Custodians, nor any other person associated with the Trust will, directly or indirectly, employ any portion of the Trust’s assets in actions where any portion of the Trust’s ether becomes subject to the Ethereum proof-of-stake validation or is used to earn additional ether or generate income or other earnings (“Staking Activities”). Accordingly, the Trust currently does not derive any income from, or receive any form of staking rewards of any kind in connection with, or otherwise recognize any economic benefit from, any Staking Activity. Upon receiving regulatory approval to do so, the Sponsor may, from time to time, stake a portion of the Trust’s ether on behalf of the Trust through one or more trusted staking providers.

Investors should be aware that investing in Shares of the Trust differs significantly from investing ether directly or in an investment strategy that involves the staking of ether. An investor in Shares of the Trust currently will not receive any additional income or ether rewards that they otherwise may receive from Staking Activities. Foregoing potential returns from Staking Activities could cause an investment in the Shares to deviate from that which would have been obtained by purchasing and holding ether directly by virtue of giving up staking as a source of return when an investor holds the Shares. This may adversely impact the value of an investment in Shares of the Trust.

Staking introduces a risk of loss of Ether, which could adversely affect the value of the Shares.

Currently, neither the Trust, nor the Sponsor, nor the Ether Custodians, nor any other person associated with the Trust will, directly or indirectly, employ any Staking Activities. Upon receiving regulatory approval to do so, the Sponsor may, from time to time, stake a portion of the Trust’s ether on behalf of the Trust through one or more trusted staking providers.

Staking introduces a risk of loss of Ether. None of the Trust’s assets, including potentially staked assets, are subject to the protections enjoyed by depositors or customers of institutions with FDIC or Securities Investor Protection Corporation membership. The Ethereum network imposes three types of sanctions for validator misbehavior or inactivity, which would result in a portion of staked ether being destroyed or “burned”: penalties, slashing and inactivity leaks.

A validator may face penalties if it fails to take certain actions, such as providing a timely attestation to a block proposed by another validator. Under this scenario, a validator’s staked ether could be burned in an amount equal to the reward to which it would have been entitled for performing the actions.

A more severe sanction (i.e., “slashing”) is imposed if a validator commits malicious acts related to the proposal or attestation of blocks with invalid transactions. Slashing can result in the validator having a portion of its staked ether immediately burned. After this initial slashing, the validator is queued for forceful removal from the Ethereum network’s validator “pool,” and more of the validator’s stake is burned over a period regardless of whether the validator makes any further slashable errors, at which point the validator is automatically removed from the validator pool.

Staked ether may also be burned through a process known as an “inactivity leak,” which is triggered if the Ethereum protocol has gone too long without finalizing a new block. For a new block to be successfully added to the blockchain, validators that account for at least two-thirds of all staked ether must agree on the validity of a proposed block. This means that if validators representing more than one-third of the total staked ether are offline, no new blocks can be finalized. To prevent this, an inactivity leak causes the ether staked by the inactive validators to gradually “bleed away” until these inactive validators represent less than one-third of the total stake, thereby allowing the remaining active validators to finalize proposed blocks. This provides a further incentive for validators to remain online and continue performing validation activities.

There can be no guarantee that penalties, slashing or inactivity leaks and resulting losses will not occur as a result of the Staking Activities, if they are undertaken. Furthermore, a staking provider’s liability to the Trust is expected to be limited, and a staking provider may lack the assets or insurance in order to support the recovery of any losses incurred. There can be no guarantee that the Trust would recover any of its staked assets, or the value thereof, if it is subject to sanctions imposed by the Ethereum network.

Staked ether tokens will be inaccessible for a variable period of time, determined by a range of factors, which could result in certain liquidity risk to the Trust.

Upon receiving regulatory approval to do so, the Sponsor may, from time to time, stake a portion of the Trust’s ether on behalf of the Trust through one or more trusted staking providers. Under current Ethereum network protocols, staked ether tokens are permitted to be un-staked by the holder of such ether tokens. However, as part of the “activating” and “exiting” processes of staking, staked ether tokens will be inaccessible for a variable period of time determined by a range of factors, including network congestion, resulting in certain liquidity risks that the Sponsor plans to manage.

“Activation” is the funding of a validator to be included in the active set, thereby allowing the validator to participate in the Ethereum network’s proof-of-stake consensus protocol. “Exit” is the request to exit from the active set and no longer participate in the Ethereum Network’s proof-of-stake consensus protocol. As part of these “activating” and “exiting” processes of staking on the Ethereum network, any staked ether will be inaccessible for a period of time. The duration of activating and exiting periods are dependent on a range of factors, including network conditions. However, depending on demand, un-staking can take between hours, days or weeks to complete. This can result in certain liquidity risk to the Trust, which the Sponsor will seek to manage through a range of risk management methods.

Even in the event the Trust is then permitted to operate an ongoing redemption program due to the time involved in “exiting” the staking process there is a risk that the Trust could become unable to timely meet excessive redemption requests in amounts that are greater than the portion of the Trust’s ether that remains un-staked, leading to temporary delays in settlement and, in extreme scenarios, the temporary unavailability of the Trust’s redemption program. Moreover, any staked ether which must be un-staked in order to fulfill a redemption (to the extent such redemption cannot be fulfilled utilizing the portion of the Trust’s ether that has not been staked) will be un-staked only after the redemption request is approved by the Trust, the Sponsor executes an un-stake or withdrawal transaction, and such transaction is processed by the Ethereum Network. The staking provider will not be able to change the addresses on the Ethereum network to which staked ether is to be withdrawn or to which ether rewards shall be sent.

The Trust will be dependent on third parties to effectively execute the Trust’s Staking Activities.

As the Sponsor currently anticipates that Staking may be carried out by the Custodian, its affiliates, or third-party staking providers, the amount of staking rewards that the Trust’s staking activity will generate will be dependent on the performance of the staking provider, including the adequacy and reliability of the hardware and software utilized by the staking provider. If the staking providers experience service outages or otherwise are unable to optimally execute the staking of the Trust’s Ether, the Trust’s staking rewards may be adversely affected.

The scheduled creation of newly minted ether and their subsequent sale may cause the price of ether to decline, which could negatively affect an investment in the Trust.

In accordance with the Ethereum 2.0 upgrades, newly created or minted ether are generated through a process referred to as “staking” which involves the collection of a staking reward of new ether. To operate a node, a validator must acquire and lock 32 ether by sending a special transaction to the staking contract, which transaction associates the staked ether with a withdrawal address (to unlock the ether and receive any staking rewards) and a validator address (to designate the validator node performing transaction verification). When the recipient makes newly minted ether available for sale, there can be downward pressure on the price of ether as the new supply is introduced into the ether market.

Limits on ether supply.

Ether is the second largest cryptocurrency by market capitalization behind bitcoin. As of December 31, 2024, ether had a total market capitalization of approximately $401 billion and represented approximately 12.0% of the entire digital asset market.

The rate at which new ether are issued and put into circulation is expected to vary. The Ethereum network has no formal cap on the total supply of ether. As of December 31, 2024, the Ethereum network has a total outstanding supply of approximately 120.5M ether. The Ethereum network does, however, feature several mechanisms that, individually and in aggregate, have the effect of limiting the total supply of ether outstanding. These mechanisms are sometimes referred to collectively as the “Ethereum Triple Halving.”

As a result of the Merge, where the Ethereum network moved from a proof-of-work to a proof-of-stake mechanism under Ethereum 2.0, the rate of issuance is greatly reduced. Under proof-of-work, miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, which resulted in comparably more new tokens rewarded. By contrast, under proof-of-stake, validators risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked, which results in comparably fewer new tokens rewarded. Following the Merge, approximately 1,700 ether are issued per day, though the issuance rate varies based on the number of validators on the network. As of December 31, 2024, approximately 2,197 ether were issued in the previous day. The issuance rate varies based on the number of validators on the network and other factors. As of December 31, 2024, approximately 453 ether were burned in the previous day.

The change from proof-of-work to proof-of-stake also limits the total supply of ether in circulation by effectively locking staked, certain period of time, making it temporarily unavailable for trading or selling.

Additionally, the supply of ether is limited as a result of the deflationary gas fee burning mechanism introduced by EIP 1559 in August 2021 to reform the Ethereum gas fee market. EIP 1559 split of fees into two components: the base fee (calculated depending on the network activity involved) and the tip. When ether is used to pay the base fee, it is removed from circulation, or “burnt,” and the tip is paid to validators. As a result of this fee burning mechanism, the overall supply of ether decreases as more ether are destroyed through the fee burn. Since the fee burning depends on the network activity, the more the transactions on the Ethereum network, the more ether is burned and the lower the issuance. This also has the effect of reducing the incentives for validators to validate transactions with higher gas fees, since those validators would only receive the tip and not base fees. On occasion, the ether supply has been deflationary over a 24-hour period as a result of the burn mechanism.

The prevailing level of transaction fees may adversely affect the usage of the Ethereum network.

New ether is created when ether validators use their stake on the Ethereum network to participate in the consensus mechanism, which records and verifies every ether transaction on the Ethereum blockchain. In return for their services, validators are rewarded through receipt of a set amount of ether. If transaction fees voluntarily paid by users are not sufficiently high or if transaction fees increase to the point of being prohibitively expensive for users, validators may not have an adequate incentive to continue validating. Further, if the price of ether or the reward for validating new blocks is not sufficiently high to incentivize validators, validators may cease participating in the consensus mechanism. Validators ceasing operations or participation in the consensus mechanism would reduce the collective processing power on the Ethereum network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the blockchain) and make the Ethereum network more vulnerable to malicious actors obtaining sufficient control to alter the blockchain and hinder transactions. Any reduction in confidence in the confirmation process or processing power of the Ethereum network may adversely affect a Trust’s investments in Ether.

The amount of new ether earned by staking may be adjusted. Historically, the validating reward associated with solving an Ethereum block has been reduced, although the supply of new ether is uncapped. If the transaction fees are too low, miners may not be incentivized to expend processing power to validate transactions and confirmations of transactions on the blockchain could be temporarily slowed. A reduction in the processing power expended by validators on the Ethereum network could reduce infrastructure security, reduce confidence in the Ethereum network, or expose the Ethereum network to a malicious actor or botnet obtaining a majority of processing power on the Ethereum network. Decreased demand for ether or reduced security on the Ethereum network may adversely impact an investment in the Shares.

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including ether, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for ether. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout ether’s history, including in 2021, before repeating again in 2022. Over the course of 2024, ether prices continued to exhibit extreme volatility.

Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”) one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned, and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO, who was found guilty of these criminal charges in November 2023. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including ether, may continue to experience significant volatility or price declines, and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny may increase, including from, among others, the U.S. Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. These events are continuing to develop, and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the Shares, and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of ether.

Spot markets on which ether trades are relatively new and largely unregulated.

Digital asset markets, including spot markets for ether, are growing rapidly. The spot markets through which ether and other digital assets trade are new and largely unregulated. These markets are local, national and international and include a broadening range of digital assets and participants. Significant trading may occur on systems and platforms with minimum predictability. Spot markets may impose daily, weekly, monthly or customer-specific transaction or withdrawal limits or suspend withdrawals entirely, rendering the exchange of ether for fiat currency difficult or impossible. Participation in spot markets requires users to take on credit risk by transferring ether from a personal account to a third party’s account.

Digital asset exchanges do not appear to be subject to, or may not comply with, regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. Many digital asset exchanges are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions.

As a result, trading activity on or reported by these digital asset exchanges is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. Furthermore, many spot markets lack certain safeguards put in place by more traditional exchanges to enhance the stability of trading on the exchange and prevent flash crashes, such as limit-down circuit breakers. As a result, the prices of digital assets such as ether on digital asset exchanges may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities (such as market manipulation, front-running of trades, and wash-trading) may not be available to or employed by digital asset exchanges or may not exist at all. As a result, the marketplace may lose confidence in, or may experience problems relating to, these venues.

No ether exchange is immune from these risks. While the Trust itself does not buy or sell ether on ether spot markets, the closure or temporary shutdown of ether exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the Ethereum network and can slow down the mass adoption of ether. Further, spot market failures or that of any other major component of the overall Ethereum ecosystem can have an adverse effect on ether markets and the price of ether and could therefore have a negative impact on the performance of the Trust.

Negative perception, a lack of stability in the ether spot markets, manipulation of ether spot markets by customers and/or the closure or temporary shutdown of such exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in ether generally and result in greater volatility in the market price of ether and the Shares of the Trust. Furthermore, the closure or temporary shutdown of an ether spot market may impact the Trust’s ability to determine the value of its ether holdings or for the Trust’s Authorized Participants to effectively arbitrage the Trust’s Shares.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of ether and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

The Trust’s inability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV per Share, and such premiums or discounts could be substantial. Furthermore, if cash creations or redemptions are unavailable, either due to the Sponsor’s decision to reject or suspend such orders or otherwise, it will not be possible for Authorized Participants to redeem or create Shares, in which case the arbitrage mechanism would be unavailable. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Trust’s inability to facilitate in-kind creations and redemptions, and resulting reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation or redemption of Shares during times of market volatility or turmoil, among other consequences.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the originally contemplated in-kind creation and redemption model, or the potential unavailability or exhaustion of the Trust’s ability to borrow ether or cash as trade credit (the “Trade Credits”), which the Trust would not be able to use in connection with in-kind creations and redemptions. Such delays could cause the execution price associated with such trades to materially deviate from the Index price used to determine the NAV. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying ether, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of ether, and as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying ether held by the Trust or sell Shares at a price lower than the value of the underlying ether held by the Trust, causing Shareholders to suffer losses.

To the knowledge of the Sponsor, exchange-traded products for spot-market commodities other than ether, such as gold and silver, generally employ in-kind creations and redemptions with the underlying asset. The Sponsor believes that it is generally more efficient, and therefore less costly, for spot commodity exchange-traded products to utilize in-kind orders rather than cash orders, because there are fewer steps in the process and therefore there is less operational risk involved when an authorized participant can manage the buying and selling of the underlying asset itself, rather than depend on an unaffiliated party such as the issuer or sponsor of the exchange-traded product. As such, a spot commodity exchange-traded product that only employs cash creations and redemptions and does not permit in-kind creations and redemptions is a novel product that has not been tested, and could be impacted by any resulting operational inefficiencies.

Authorized Participants may act in the same or similar capacity for other competing products.

Authorized Participants play a critical role in supporting the U.S. spot ether exchange-traded product ecosystem. Currently, the number of potential Authorized Participants willing and capable of serving as Authorized Participants to the Trust or other competing products is limited. Authorized Participants may act in the same or similar capacity for other competing products, including exchange-traded products offering exposure to the spot ether market or other digital assets. The Trust is therefore subject to risks associated with these competing products utilizing the same Authorized Participants to support the trading activity of the Trust and liquidity in the Trust’s Shares.

To the extent Authorized Participants exit the business or otherwise become unable to process creation and/or redemption orders and no other Authorized Participants step forward to perform these services, Shares may trade at a material discount to NAV and possibly face delisting. To the extent that exchange-traded products offering exposure to the spot ether market or other digital assets utilize substantially the same Authorized Participants, this industry concentration may have the effect of magnifying the risks associated with the Authorized Participants, as operational disruptions or adverse developments impacting the Authorized Participants may be felt on an industry-wide basis, which, in turn, may adversely affect not only the Trust and the value of an investment in the Shares, but also these competing products utilizing the same Authorized Participants and, more generally, exchange-traded products offering exposure to the spot ether market or other digital assets. These industry-wide adverse effects could result in a broader loss of confidence in exchange-traded products offering exposure to the spot ether market or other digital assets, which could further impact the Trust and the value of an investment in the Shares.

Spot markets may be exposed to security breaches.

The nature of the assets held at ether spot markets makes them appealing targets for hackers and a number of ether spot markets have been victims of cybercrimes. Over the past several years, some digital asset exchanges have been closed due to security breaches. In many of these instances, the customers of such digital asset exchanges were not compensated or made whole for the partial or complete losses of their account balances in such digital asset exchanges. While, generally speaking, smaller digital asset exchanges are less likely to have the infrastructure and capitalization that make larger digital asset exchanges more stable, larger digital asset exchanges are more likely to be appealing targets for hackers and malware.

For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset exchanges could be subject to abrupt failure with consequences for both users of digital asset exchanges and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014, halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other exchanges from around $795 on February 6, 2014, to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoin worth around $78 million were stolen from Bitfinex, a large digital asset exchange. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. In July 2017, FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset exchange, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based cryptocurrency exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset exchange, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset exchange, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset exchanges, Binance, was hacked, resulting in losses of approximately $40 million. On February 21, 2025, Bybit, a digital asset exchange, experienced a significant security breach resulting in the loss of nearly $1.5 billion worth of ether.

Spot markets may be exposed to fraud and market manipulation.

The blockchain infrastructure could be used by certain market participants to exploit arbitrage opportunities through schemes such as front-running, spoofing, pump-and-dump and fraud across different systems, platforms or geographic locations. As a result of reduced oversight, these schemes may be more prevalent in digital asset markets than in the general market for financial products.

The SEC has identified possible sources of fraud and manipulation in the digital asset market generally, including, among others: (1) “wash trading”; (2) persons with a dominant position in digital assets manipulating digital asset pricing; (3) hacking of a digital asset network and trading platforms; (4) malicious control of digital asset networks; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in digital assets, new sources of demand for digital assets, etc.) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether; and (7) fraud and manipulation at digital asset trading platforms.

Over the past several years, a number of digital asset spot markets have been closed or faced issues due to fraud. In many of these instances, the customers of such ether spot markets were not compensated or made whole for the partial or complete losses of their account balances in such digital asset exchanges.

In 2019, there were reports claiming that 80.95% of bitcoin trading volume on digital asset exchanges was false or noneconomic in nature, with specific focus on unregulated exchanges located outside of the United States. Such reports alleged that certain overseas exchanges have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices. Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain digital asset exchanges. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling bitcoin and bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets.

In November 2022, FTX, one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior.

The potential consequences of a spot market’s failure or failure to prevent market manipulation could adversely affect the value of the Shares. Any market abuse, and a loss of investor confidence in ether, may adversely impact pricing trends in ether markets broadly, as well as an investment in Shares of the Trust.

Spot markets may be exposed to wash trading.

Spot markets on which ether trades may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset exchange market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of ether and/or negatively affect the market perception of ether.

To the extent that wash trading either occurs or appears to occur in spot markets on which ether trades, investors may develop negative perceptions about ether and the digital assets industry more broadly, which could adversely impact the price ether and, therefore, the price of Shares. Wash trading also may place more legitimate digital asset exchanges at a relative competitive disadvantage.

Spot markets may be exposed to front-running.

Spot markets on which ether trades may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized exchanges. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy a chunk of tokens at a low price and later sell them at a higher price while simultaneously exiting the position. Front-running happens via manipulations of gas prices or timestamps, also known as slow matching. To extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of digital asset exchanges and digital assets more generally.

Momentum pricing.

The market value of ether is not based on any kind of claim, nor backed by any physical asset. Instead, the market value depends on the expectation of being usable in future transactions and continued interest from investors. This strong correlation between an expectation and market value is the basis for the current (and probable future) volatility of the market value of ether and may increase the likelihood of momentum pricing.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, is impacted by appreciation in value. Momentum pricing may result in speculation regarding future appreciation in the value of digital assets, which inflates prices and leads to increased volatility. As a result, ether may be more likely to fluctuate in value due to changing investor confidence in future appreciation or depreciation in prices, which could adversely affect the price of ether, and, in turn, an investment in the Trust.

The value of an ether as represented by the Index may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing of ether has previously resulted, and may continue to result, in speculation regarding future appreciation or depreciation in the value of ether, further contributing to volatility and potentially inflating prices at any given time. These dynamics may impact the value of an investment in Trust.

Some market observers have asserted that in time, the value of ether will fall to a fraction of its current value, or even to zero. Ether has not been in existence long enough for market participants to assess these predictions with any precision, but if these observers are even partially correct, an investment in the Shares may turn out to be substantially worthless.

A decline in the adoption of ether could negatively impact the Trust.

The Sponsor will not have any strategy relating to the development of ether and the Ethereum network. However, a lack of expansion in usage of ether and the Ethereum network could adversely affect an investment in Shares.

The further development and acceptance of the Ethereum network, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. For example, the Ethereum network faces significant obstacles to increasing the usage of ether without resulting in higher fees or slower transaction settlement times, and attempts to increase the volume of transactions may not be effective. The slowing, stopping or reversing of the development or acceptance or usage of the Ethereum network and associated smart contracts. This may adversely affect the price of ether and therefore an investment in the Shares. The further adoption of ether will require growth in its usage and in the Ethereum network. Adoption of ether will also require an accommodating regulatory environment.

The use of digital assets such as ether to, among other things, buy and sell goods and services, is part of a new and rapidly evolving industry that employs digital assets based upon computer-generated mathematical and/or cryptographic protocols. Ether is a prominent, but not unique, part of this industry. The growth of this industry is subject to a high degree of uncertainty, as new assets and technological innovations continue to develop and evolve. Currently, there is relatively limited use of ether in the retail and commercial marketplace in comparison to relatively extensive use as a store of value, thus contributing to price volatility that could adversely affect an investment in the Shares. However, ether may not be suited for a number of commercial uses, including those requiring real time payments, partially due to the amount of time that Ethereum transactions may potentially require in order to clear. This could result in decreasing usage of the network, to the extent that ether does not otherwise become a store of asset value or meet the needs of another commercial use.

Today, there is limited use of ether in the retail, commercial, or payments spaces, and, on a relative basis, speculators make up a significant portion of users. Certain merchants and major retail and commercial businesses have only recently begun accepting ether and the Ethereum network as a means of payment for goods and services. This pattern may contribute to outsized price volatility, which in turn can make ether less attractive to merchants and commercial parties as a means of payment. A lack of expansion by ether into retail and commercial markets or a contraction of such use may result in a reduction in the price of ether, which could adversely affect an investment in the Trust.

In addition, there is no assurance that ether will maintain its value over the long-term. The value of ether is subject to risks related to its usage. Even if growth in ether adoption occurs in the near or medium-term, there is no assurance that ether usage will continue to grow over the long-term. A contraction in use of ether may result in increased volatility or a reduction in the price of ether, which would adversely impact the value of Shares.

Irrevocable nature of blockchain-recorded transactions.

Ether transactions recorded on the Ethereum network are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the Ethereum network’s aggregate hash rate. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of ether or a theft of ether generally will not be reversible, and the Trust may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, the Trust’s ether could be transferred from custody accounts in incorrect quantities or to unauthorized third parties. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party that has received the Trust’s ether through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred ether. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

The loss or destruction of a private key required to access ether may be irreversible.

Digital assets, including ether, are controllable only by the possessor of both the unique public key and private key or keys relating to the “digital wallet” in which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. To the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the Trust will be unable to access, and will effectively lose, the ether held in the related digital wallet. In addition, if the Trust’s private keys are misappropriated and the Trust’s ether holdings are stolen, including from or by the Ether Custodians, the Trust could lose some or all of its ether holdings, which would adversely impact an investment in the Shares of the Trust. Any loss of private keys relating to digital wallets used to store the Trust’s ether would adversely affect the value of the Shares.

An investment in the Trust is not a deposit and is not FDIC-insured. Shareholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Administrator, Prime Broker and Custodians expose the Trust and its Shareholders to the risk of loss of the Trust’s ether for which no person or entity is liable.

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insures the Trust’s ether.

On September 11, 2024, the Trust entered into separate custodial services agreements (each, a “Custodial Services Agreement” and, collectively, including the agreement with Coinbase Custodian entered into between the Trust and Coinbase Custodian on May 8, 2024 (the “Coinbase Custody Agreement”), the “Custodial Services Agreements”) with each of (i) BitGo (the “BitGo Custody Agreement”) and (ii) Anchorage (the “Anchorage Custody Agreement”). While the Ether Custodians have advised the Sponsor that they have insurance coverage that covers certain losses of the digital assets it custodies on behalf of its clients, including the Trust’s ether, resulting from theft, Shareholders cannot be assured that the Ether Custodians will maintain adequate insurance, that such coverage will cover losses with respect to the Trust’s ether, or that sufficient insurance proceeds will be available to cover the Trust’s losses in full. The Ether Custodians’ insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Ether Custodians, which could reduce the amount of such proceeds that are available to the Trust. In addition, the ether insurance market is limited, and the level of insurance maintained by the Ether Custodians may be substantially lower than the assets of the Trust. While the Ether Custodians maintain certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Ether Custodians will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets. The insurance maintained by the Ether Custodians is shared among all of the Custodians’ customers, is not specific to the Trust or to customers holding ether with the Ether Custodians, and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

Furthermore, under each of the Custodial Services Agreements, the respective Ether Custodian’s liability is limited. With respect to the Coinbase Custody Agreement, Coinbase Custodian’s liability is as follows, among others: (i) other than with respect to claims and losses arising from spot trading of ether, fraud or willful misconduct, or the Mutually Capped Liabilities (defined below), the Coinbase Custodian’s aggregate liability under the Custodial Services Agreement shall not exceed the greater of (A) the greater of (x) $100 million and (y) the aggregate fees paid by the Trust to the Coinbase Custodian in the 12 months prior to the event giving rise to the Coinbase Custodian’s liability, and (B) the value of the affected ether or cash giving rise to the Coinbase Custodian’s liability; (ii) the Coinbase Custodian’s aggregate liability in respect of each cold storage address shall not exceed $100 million; (iii) in respect of the Coinbase Custodian’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Coinbase Custodian’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, or violation of any law, rule or regulation with respect to the provision of its services (the “Mutually Capped Liabilities”), the Coinbase Custodian’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Coinbase Custodian in the 12 months prior to the event giving rise to the Coinbase Custodian’s liability; and (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Coinbase Custodian is not liable, even if the Coinbase Custodian has been advised of or knew or should have known of the possibility thereof. In general, the Coinbase Custodian is not liable under the Custodial Services Agreement unless in the event of its negligence, fraud, material violation of applicable law or willful misconduct. The Coinbase Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Coinbase Custodian. In the event of potential losses incurred by the Trust as a result of the Coinbase Custodian losing control of the Trust’s ether or failing to properly execute instructions on behalf of the Trust, the Coinbase Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Coinbase Custodian directly caused such losses. Furthermore, the insurance maintained by the Coinbase Custodian may be insufficient to cover its liabilities to the Trust.

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

With respect to the Anchorage Custody Agreement, except for Anchorage’s bad acts, confidentiality obligations under the Anchorage Custody Agreement, indemnification obligations under Anchorage Custody Agreement, or obligations with respect to rights to or limits on use under the Anchorage Custody Agreement, Anchorage is not liable for any losses, whether in contract, tort or otherwise, for any amount in excess of fees paid by the Trust in the twelve (12) months prior to when the liability arises. Moreover, Anchorage is not liable for (i) losses which arise from its compliance with applicable laws, including sanctions laws administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”); or (ii) special, indirect or consequential damages, or lost profits or loss of business arising in connection with the Anchorage Custody Agreement. In addition, Anchorage is not liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to Anchorage or a third party for on-chain services, such as staking, voting, vesting, and signaling, unless such losses occur as a result of Anchorage’s fraud or intentional misconduct.

Similarly, under the Prime Broker Agreement, the Prime Broker’s liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of ether, fraud or willful misconduct, or the PB Mutually Capped Liabilities (defined below), the Prime Broker’s aggregate liability shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Prime Broker in the 12 months prior to the event giving rise to the Prime Broker’s liability, and (B) the value of the cash or affected ether giving rise to the Prime Broker’s liability; (ii) in respect of the Prime Broker’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Prime Broker’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, violation of any law, rule or regulation with respect to the provision of its services, or the full amount of the Trust’s assets lost due to the insolvency of or security event at a Connected Trading Venue (the “PB Mutually Capped Liabilities”), the Prime Broker’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Prime Broker in the 12 months prior to the event giving rise to the Prime Broker’s liability; and (iii) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Prime Broker is not liable, even if the Prime Broker has been advised of or knew or should have known of the possibility thereof. In general, with limited exceptions (such as for failing to execute an order), the Prime Broker is not liable under the Prime Broker Agreement unless in the event of its gross negligence, fraud, material violation of applicable law or willful misconduct. The Prime Broker is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Prime Broker. These and the other limitations on the Prime Broker’s liability may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Broker directly caused such losses. Both the Trust and the Prime Broker and its affiliates (including the Ether Custodians) are required to indemnify each other under certain circumstances.

Moreover, in the event of an insolvency or bankruptcy of the Prime Broker (in the case of the Trading Balance) or the Ether Custodians (in the case of the Cold Vault Balance) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of an entity such as the Ether Custodians or Prime Broker in the virtual currency industry, there is a risk that customers’ assets — including the Trust’s assets — may be considered the property of the bankruptcy estate of the Prime Broker (in the case of the Trading Balance) or the Ether Custodians (in the case of the Cold Vault Balance), and customers — including the Trust — may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

The Coinbase Custody Agreement contains an agreement by the parties to treat the ether credited to the Cold Vault Balance as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Ether Custodians will serve as fiduciaries and custodians on the Trust’s behalf. One of the Ether Custodian’s parent, Coinbase Global Inc., has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Ether Custodians were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Ether Custodians became subject to insolvency proceedings and a court were to rule that the custodied ether were part of such Ether Custodians’ general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Ether Custodians’ insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of an Ether Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Ether Custodians, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

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

The Prime Broker is not required to hold any of the ether or cash in the Trust’s Trading Balance in segregation. Within the Trading Balance, the Prime Broker Agreement provides that the Trust does not have an identifiable claim to any particular ether (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the ether (and cash) the Prime Broker has allocated to the omnibus wallets the Prime Broker holds, as well as the accounts in the Prime Broker’s name that the Prime Broker maintains at Connected Trading Venues (which are typically held on an omnibus, rather than segregated, basis). If the Prime Broker suffers an insolvency event, there is a risk that the Trust’s assets held in the Trading Balance could be considered part of the Prime Broker’s bankruptcy estate and the Trust could be treated as a general unsecured creditor of the Prime Broker, which could result in losses for the Trust and Shareholders. Moreover, in the event of the bankruptcy of the Prime Broker, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Prime Broker, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

Under the Trust Agreement, the Trustee and the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of ether by the Ether Custodians or Prime Broker, absent willful misconduct, gross negligence, reckless disregard or bad faith on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or the Shareholders to the Trustee or the Sponsor, including in the event of a loss of ether by the Ether Custodians or Prime Broker, is limited.

The Shareholders’ recourse against the Sponsor, the Trustee, and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of ether or the provision of instructions relating to the movement of ether, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the Ether Custodians and Prime Broker. The Prime Broker Agreement and Custodial Services Agreements provide that neither the Sponsor, the Trustee, nor their affiliates shall have any obligation of any kind or nature whatsoever, by guaranty, enforcement or otherwise, with respect to the performance of any the Trust’s obligations, agreements, representations or warranties under the Prime Broker Agreement or Custodial Services Agreements or any transaction thereunder. Consequently, a loss may be suffered with respect to the Trust’s ether that is not covered by the Ether Custodians’ insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

Loss of a critical banking relationship for, or the failure of a bank used by, the Trust or the Prime Broker could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust.

To the extent that the Trust or Prime Broker faces difficulty establishing or maintaining banking relationships, the loss of the Trust or Prime Broker’s banking partners, the imposition of operational restrictions by these banking partners and the inability for the Trust or the Prime Broker to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust or the Prime Broker, or cause other operational disruptions or adverse effects for the Trust or the Prime Broker. In the future, it is possible that the Trust or the Prime Broker could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Trust or the Prime Broker is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Trust could also suffer losses in the event that a bank in which the Trust holds assets fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank, (“SVB”), was closed by the DFPI, which appointed the FDIC as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the U.S. Treasury Department, the Federal Reserve and the FDIC on March 12, 2023, stated that depositors in Signature and SVB will have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the DFPI. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC.

The Prime Broker has historically maintained banking relationships with Silvergate Bank and Signature Bank. While the Sponsor does not believe there is a direct risk to the Trust’s assets from the failures of Silvergate Bank or Signature Bank, in the future, changing circumstances and market conditions, some of which may be beyond the Trust’s or the Sponsor’s control, could impair the Trust’s ability to access the Trust’s cash held with the Prime Broker. If the Prime Broker were to experience financial distress or its financial condition is otherwise affected by the failure of its banking partners, the Prime Broker’s ability to provide services to the Trust could be affected. Moreover, the future failure of a bank at which the Prime Broker maintains customer cash could result in losses to the Trust, to the extent the balances are not subject to deposit insurance, notwithstanding the regulatory requirements to which the Prime Broker is subject or other potential protections.

If any of the Custodial Services Agreements or Prime Broker Agreement is terminated or any of the Ether Custodians or Prime Broker fails to provide services as required, the Trustee may need to find and appoint a replacement Ether Custodian or Prime Broker, which could pose a challenge to the safekeeping of the Trust’s ether, and the Trust’s ability to continue to operate may be adversely affected.

The Trust is dependent on the Ether Custodians and the Prime Broker to operate. The Ether Custodians perform essential functions in terms of safekeeping the Trust’s ether in the Cold Vault Balance, and the Prime Broker facilitates the selling of ether by the Trust to pay the Sponsor’s Fee and, to the extent applicable, other Trust expenses, and in extraordinary circumstances, to liquidate the Trust. If any of the Ether Custodians or Coinbase Inc. fails to perform the functions they perform for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

On March 22, 2023, the Prime Broker and its parent, Coinbase Global, Inc. (such parent, “Coinbase Global” and together with Coinbase Inc., the “Relevant Coinbase Entities”) received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the Exchange Act and the Securities Act. According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service, spot market, staking service Coinbase Earn, and Coinbase Wallet, and the potential civil action may seek injunctive relief, disgorgement, and civil penalties. On June 6, 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, inter alia: (i) that Coinbase Inc. has violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase Inc. has violated the Securities Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc. On February 27, 2025, the SEC announced that it had filed a joint stipulation with Coinbase Inc. and Coinbase Global Inc. to dismiss the ongoing civil enforcement action against the two entities. The SEC’s complaint against the Relevant Coinbase Entities does not allege that ether is a security nor does it allege that Coinbase Inc’s activities involving ether caused the alleged registration violations, and Coinbase Custodian was not named as a defendant. In the event of any future SEC or other governmental, regulatory or other enforcement action or litigation, Coinbase Inc., as Prime Broker, could be required, as a result of a judicial determination, or could choose, to restrict or curtail the services it offers, or its financial condition and ability to provide services to the Trust could be affected. If the Prime Broker were to be required or choose, as a result of a regulatory action or litigation, to restrict or curtail the services it offers, it could negatively affect the Trust’s ability to operate or process creations or redemptions of Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares. While Coinbase Custodian was not named in the complaint, if Coinbase Global, as the parent of Coinbase Custodian, is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Trust, or its financial condition is negatively affected, it could negatively affect the Trust’s ability to operate.

Alternatively, the Trust could replace Coinbase Custodian as a custodian with custody of the Trust’s ether, pursuant to the Coinbase Custody Agreement. Similarly, Coinbase Custodian or Coinbase Inc. could terminate services under the Prime Broker Agreement respectively upon providing the applicable notice to the Trust for any reason, or immediately for Cause (as defined below). Transferring maintenance responsibilities of the Trust’s account at Coinbase Custodian to another custodian will likely be complex and could subject the Trust’s ether to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. As Prime Broker, Coinbase Inc. does not guarantee uninterrupted access to the Trading Platform or the services it provides to the Trust as Prime Broker. Under certain circumstances, Coinbase Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Trust’s orders, including in the event of, among others, (a) delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase Inc, (b) the Trust has engaged in unlawful or abusive activities or fraud, (c) the acceptance of the Trust’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit that the Trust’s agreement with the Trade Credit Lender permits to be outstanding at any one time, or (d) a security or technology issue occurred and is continuing that results in Coinbase Inc. being unable to provide trading services or accept the Trust’s order, in each case, subject to certain protections for the Trust. Also, if Coinbase Custodian or Coinbase Inc. become insolvent, suffer business failure, cease business operations, default on or fail to perform their obligations under their contractual agreements with the Trust, or abruptly discontinue the services they provide to the Trust for any reason, the Trust’s operations would be adversely affected.

The Trustee may not be able to find a party willing to serve as an ether custodian of the Trust’s ether or as the Trust’s prime broker under the same terms as the current Custodial Service Agreements or Prime Broker Agreement or at all. To the extent that Trustee is not able to find a suitable party willing to serve as an ether custodian or prime broker, the Trustee may be required to terminate the Trust and liquidate the Trust’s ether. In addition, to the extent that the Trustee finds a suitable party but must enter into a new custodian agreement or prime broker agreement that is less favorable for the Trust or Trustee, the value of the Shares could be adversely affected. If the Trust is unable to find a replacement prime broker, its operations could be adversely affected.

The Ether Custodians and Prime Broker may act in the same or similar capacity for other competing products.

Currently, the number of digital assets intermediaries with the reputation and operational capability to serve as custodian and/or prime broker to the Trust or other competing products is limited. The Ether Custodians and Prime Broker may act in the same or similar capacity for other competing products, including exchange-traded products offering exposure to the spot ether market or other digital assets. The Trust is therefore subject to risks associated with these competing products utilizing the same service providers for ether custodial and prime brokerage services.

To the extent that exchange-traded products offering exposure to the spot ether market or other digital assets utilize substantially the same service providers for ether custodial and prime brokerage services, this industry concentration may result in the development of fewer other digital assets intermediaries with the reputation and operational capability to provide ether custodial and prime brokerage services to the Trust or other competing products. This, in turn, could make it difficult for the Trust to find and appoint a replacement ether custodian or prime broker, to the extent the Sponsor deems such action necessary.

This industry concentration also may have the effect of magnifying the risks associated with the Ether Custodians and Prime Broker, as operational disruptions or adverse developments impacting the Ether Custodians or the Prime Broker may be felt on an industry-wide basis. A loss of confidence or breach of the Ether Custodians or Prime Broker may adversely affect not only the Trust and the value of an investment in the Shares, but also these competing products utilizing the same service providers for ether custodial and prime brokerage services and, more generally, exchange-traded products offering exposure to the spot ether market or other digital assets. These industry-wide adverse effects could result in a broader loss of confidence in exchange-traded products offering exposure to the spot ether market or other digital assets, which could further impact the Trust and the value of an investment in the Shares.

The Prime Broker routes orders through Connected Trading Venues in connection with trading services under the Prime Broker Agreement. The loss or failure of any such Connected Trading Venues may adversely affect the Prime Broker’s business and cause losses for the Trust.

In connection with trading services under the Prime Broker Agreement, the Prime Broker routinely routes customer orders to Connected Trading Venues, which are third-party exchanges or other trading venues (including the trading venue operated by the Prime Broker). In connection with these activities, the Prime Broker may hold ether with such Connected Trading Venues in order to effect customer orders, including the Trust’s orders. However, the Prime Broker has represented to the Sponsor that no customer cash is held at Connected Trading Venues. If the Prime Broker were to experience a disruption in the Prime Broker’s access to these Connected Trading Venues, the Prime Broker’s trading services under the Prime Broker Agreement could be adversely affected to the extent that the Prime Broker is limited in its ability to execute order flow for its customers, including the Trust. In addition, while the Prime Broker has policies and procedures to help mitigate the Prime Broker’s risks related to routing orders through third-party trading venues, if any of these third-party trading venues experience any technical, legal, regulatory, or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, the Prime Broker might not be able to fully recover the customer’s ether that the Prime Broker has deposited with these third parties. As a result, the Prime Broker’s business, operating results and financial condition could be adversely affected, potentially resulting in its failure to provide services to the Trust or perform its obligations under the Prime Broker Agreement, and the Trust could suffer resulting losses or disruptions to its operations. The failure of a Connected Trading Venue at which the Prime Broker maintains customer ether, including ether associated with the Trust, could result in losses to the Trust, notwithstanding the regulatory requirements to which the Prime Broker is subject or other potential protections.

A disruption of the Internet may affect Ethereum operations, which may adversely affect the Ethereum industry and an investment in the Trust.

The functionality of the Ethereum network relies on the Internet. A significant disruption of Internet connectivity (i.e., affecting large numbers of users or geographic regions) could disrupt the Ethereum network’s functionality and operations until the disruption in the Internet is resolved. A disruption in the Internet could adversely affect an investment in the Trust or the ability of the Trust to operate. In particular, some variants of digital assets have experienced a number of denial-of-service attacks, which have led to temporary delays in block creation and digital asset transfers. While in certain cases in response to an attack, an additional “hard fork” (discussed below) has been introduced to increase the cost of certain network functions, the relevant network has continued to be the subject of additional attacks. Moreover, it is possible that as ether increases in value, it may become a bigger target for hackers and subject to more frequent hacking and denial-of-service attacks.

Potential changes to the Ethereum network’s protocols and software could, if accepted and authorized by the Ethereum network community, adversely affect an investment in the Trust.

The Ethereum network uses a cryptographic protocol to govern the interactions within the Ethereum network. A loose community of core developers has evolved to informally manage the source code for the protocol. Membership in the community of core developers evolves over time, largely based on self-determined participation in the resource section dedicated to the Ethereum network on Github.com. The core developers can propose amendments to the Ethereum network’s source code that, if accepted by miners and users, could alter the protocols and software of the Ethereum network and the properties of ether. These alterations occur through software upgrades and could potentially include changes to the irreversibility of transactions and limitations on the issuance of new ether, which could undermine the appeal and market value of ether. Alternatively, software upgrades and other changes to the protocols of the Ethereum network could fail to work as intended or could introduce bugs, security risks, or otherwise adversely affect, the Ethereum network. As a result, the Ethereum network could be subject to new protocols and software in the future that may adversely affect an investment in the Trust.

The open-source structure of the Ethereum network protocol means that the core developers and other contributors are generally not directly compensated for their contributions in maintaining and developing the Ethereum network protocol. A failure to properly monitor and upgrade the Ethereum network protocol could damage the Ethereum network and an investment in the Trust.

The Ethereum network operates based on an open-source protocol maintained by a group of core developers and other contributors, largely on the GitHub resource section dedicated to development of the Ethereum network. As the Ethereum network protocol is not sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the Ethereum network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the Ethereum network and the core developers may lack the resources to adequately address emerging issues with the Ethereum network protocol. Although the Ethereum network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. Alternatively, entities whose interests are at odds with other participants in the Ethereum network may seek to obtain control over the Ethereum network by influencing core developers. For example, malicious actors could attempt to bribe a core developer or group of core developers to propose certain changes to the network core developers.

In addition, a bad actor could also attempt to interfere with the operation of the Ethereum network by attempting to exercise a malign influence over a core developer. To the extent that material issues arise with the Ethereum network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the Ethereum network and an investment in the Trust may be adversely affected.

Decentralized governance of the Ethereum network could have a negative impact on the performance of the Trust.

Governance of decentralized networks, such as the Ethereum network, is achieved through voluntary consensus and open competition. In other words, the Ethereum network has no central decision-making body or clear manner in which participants can come to an agreement other than through overwhelming consensus. The lack of clarity on governance may adversely affect ether’s utility and ability to grow and face challenges, both of which may require solutions and directed effort to overcome problems, especially long-term problems. For example, a seemingly simple technical issue once divided the Bitcoin network community: namely, whether to increase the block size of the blockchain or implement another change to increase the scalability of bitcoin, known as “segregated witness,” and help it continue to grow. See “Risk Factors — The Ethereum network faces scaling challenges and efforts to increase the volume of transactions may not be successful.”

To the extent lack of clarity in corporate governance of the Ethereum network leads to ineffective decision-making that slows development and growth, the value of the Shares may be adversely affected.

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the Ethereum blockchain, a buyer or seller of digital assets on a peer-to-peer basis directly on the Ethereum network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset exchanges. Any of the aforementioned occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Trust, the Sponsor or the Trustee were to transact with a sanctioned entity, the Trust, the Sponsor or the Trustee would be at risk of potential criminal or civil lawsuits or liability.

The Trust takes measures with the objective of reducing illicit financing risks in connection with the Trust’s activities. However, illicit financing risks are present in the digital asset markets, including markets for ether. There can be no assurance that the measures employed by the Trust will prove successful in reducing illicit financing risks, and the Trust is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks eventuate, the Trust, the Sponsor or the Trustee or their affiliates could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Trust’s ability to operate or cause losses in value of the Shares.

The Sponsor and the Trust have adopted and implemented policies and procedures that are designed to ensure that they do not violate applicable AML and sanctions laws and regulations and to comply with any applicable KYC laws and regulations. The Sponsor and the Trust will only interact with known third party service providers with respect to whom it has engaged in a due diligence process to ensure a thorough KYC process, such as the Authorized Participants and the Ether Custodians. Authorized Participants, as broker-dealers, and the Ether Custodians, as a limited purpose trust company subject to New York Banking Law, are subject to the U.S. Bank Secrecy Act (as amended) (“BSA”) and U.S. economic sanctions laws. In addition, the Trust will only accept creations and redemption requests from regulated Authorized Participants who themselves are subject to applicable sanctions and anti-money laundering laws and have compliance programs that are designed to ensure compliance with those laws. In addition, Ether Counterparties will be contractually obligated that all ether they deliver to the Trust will be from lawful sources. The Trust will not hold any ether except those that have been delivered by an Ether Counterparty in connection with creation requests.

The Ether Custodians have adopted and implemented anti-money laundering and sanctions compliance programs, which provide additional protections to ensure that the Sponsor and the Trust do not transact with a sanctioned party. Notably, the Ether Custodians performs Know-Your-Transaction (“KYT”) screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the Ether Custodians’ KYT program, any ether that is delivered to the Trust’s custody account will undergo screening to ensure that the origins of that ether are not illicit.

There is no guarantee that such procedures will always be effective. If the Authorized Participants or Ether Counterparties have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s diligence is ineffective, violations of such laws could result, which could result in regulatory liability for the Trust, the Sponsor, the Trustee or their affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Prime Broker and its affiliates, including the Ether Custodians. Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate.

The actual or perceived use of ether and other digital assets in illicit transactions, which may adversely affect the ether industry and an investment in the Trust.

Recent years have seen digital assets used at times as part of criminal activities and to launder criminal proceeds, as means of payment for illicit activities, or as an investment fraud currency. Although the number of cases involving cryptocurrencies for the financing of terrorism remains limited, criminals have nonetheless become more sophisticated in their use of digital assets.

Although ether transaction details are logged on the blockchain, a buyer or seller of ether may never know to whom the public key belongs or the true identity of the party with whom it is transacting, as public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. Further, identifying users can be made even more difficult where a user utilizes a tumbling or mixing services (e.g., Tornado Cash) to further obfuscate transaction details.

The ether industry and an investment in the Trust may be adversely affected to the extent that digital assets are increasingly used in connection with illicit transactions or are perceived as being used in connection with illicit transactions.

The inability to recognize the economic benefit of a “fork” or an “airdrop” could adversely impact an investment in the Trust.

The only digital asset to be held by the Trust will be ether.

From time to time, the Trust may be entitled to or come into possession of rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of ether and arise without any action of the Trust, or of the Sponsor on behalf of the Trust (“Incidental Rights”) and/or virtual currency tokens, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right (“IR Virtual Currency”) by virtue of its ownership of ether, generally through a fork in the Ethereum blockchain, an airdrop offered to holders of ether or other similar event. Pursuant to the Trust Agreement, the Sponsor has the right, in their discretion, to determine what action to take in connection with the Trust’s entitlement to or ownership of Incidental Rights or any IR Virtual Currency. Under the terms of the Trust Agreement, the Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Virtual Currency, as determined by the Sponsor in the Sponsor’s sole discretion, unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by the Trust Agreement.

With respect to any fork, airdrop or similar event, the Sponsor will cause the Trust to irrevocably abandon the Incidental Rights or IR Virtual Currency. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules.

Investors should be aware that investing in Shares of the Trust is not equivalent to investing directly in ether. An investor does not have a claim to any “forked” assets. Unless otherwise announced, the Sponsor, on behalf of the Trust, will not support the inclusion of any forked assets.

Unless an announcement is made informing investors that a fork will be supported, a newly-forked asset should be considered ineligible for inclusion in the Trust.

Network Forks.

Ethereum, along with many other digital assets, are open source projects. The infrastructure and ecosystem that powers the Ethereum network are developed by different parties, including affiliated and non-affiliated engineers, developers, validators, platform developers, evangelists, marketers, exchange operators and other companies based around a service regarding Ethereum, each of whom may have different motivations, drivers, philosophies and incentives.

As a result, any individual can propose refinements or improvements to the Ethereum network’s source code through one or more software upgrades that could alter the protocols governing the Ethereum network and the properties of ether. When a modification is proposed and a substantial majority of users and validators consent to the modification, the change is implemented and the Ethereum network remains uninterrupted. However, a “hard fork” occurs if less than a substantial majority of users and validators consent to the proposed modification, and the modification is not compatible with the software prior to its modification. In other words, two incompatible networks would then exist: (1) one network running the pre-modified software and (2) another network running the modified software. The effect of such a fork would be the existence of two versions of Ethereum running in parallel, and the creation of a new digital asset which lacks interchangeability with its predecessor. This is in contrast to a “soft fork,” or a proposed modification to the software governing the network that results in a post-update network that is compatible with the network as it existed prior to the update, because it restricts the network operations that can be performed after the update.

Forks occur for a variety of reasons. A fork could occur after a significant security breach. Participants on the network could elect to “fork” the network to its state before the hack, effectively reversing the hack. A fork could also be introduced by an unintentional, unanticipated software flaw in the multiple versions of otherwise compatible software users run. Such a fork could adversely affect Ethereum’s viability. It is possible, however, that a substantial number of users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This would result in a permanent fork. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach in which an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ether held by the DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several digital asset exchanges.

A fork may occur as a result of disagreement among network participants as to whether a proposed modification to the network should be accepted. For example, on August 1, 2017, after extended debates among developers as to how to improve the Bitcoin network’s transaction capacity, the Bitcoin network was forked by a group of developers and miners resulting in the creation of a new blockchain, which underlies the new digital asset “Bitcoin Cash.” Bitcoin and Bitcoin Cash now operate on separate, independent blockchains. Since then, the Bitcoin network has forked several times to launch new digital assets, such as Bitcoin Gold, Bitcoin Silver and Bitcoin Diamond. Litecoin was also the result of a fork from the original Bitcoin blockchain.

Significant forks are typically announced several months in advance. The circumstances of each fork are unique, and their relative significance varies. It is possible that a particular fork may result in a significant disruption to Ethereum and, potentially, may result in broader market disruption should pricing become difficult following the fork. It is not possible to predict with accuracy the impact that any anticipated fork could have or for how long any resulting disruption may exist.

Forks may have a detrimental effect on the value of ether, including by negatively affecting cryptocurrency allocations or by failing to capture of the full value of the newly-forked ether if it is excluded from the Index. Forks can also introduce new security risks. For example, forks may result in “replay attacks,” or attacks in which transactions from one network were rebroadcast to nefarious effect on the other network. After a hard fork, it may become easier for an individual validator or validating pool’s hashing power to exceed 50% of the processing power of the digital asset network, thereby making digital assets that rely on proof of work more susceptible to attack. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued ether exchanges through at least October 2016. An ether exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin SV networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security.

A hard fork may adversely affect the price of ether at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre fork digital asset, in anticipation that ownership of the pre fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network is generally accepted as the Ethereum network and should therefore be considered the appropriate network for the Trust’s purposes, there is no guarantee that the Sponsor will choose the network and the associated digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. When Bitcoin Cash forked from the Bitcoin network, the value of Bitcoin went from $2,800 to $2,700.

A hard fork could change the source code for the Ethereum network, including the source code which limits the supply of ether. Although many observers believe this is unlikely at present, there is no guarantee that the current mechanisms limiting the supply of outstanding ether will not be changed. If a hard fork changing the yearly supply cap is widely adopted, the limit on the supply of ether could be lifted, which could have an adverse impact on the value of ether and the value of the Shares.

If Ethereum were to fork into two digital assets, the Trust may hold, in addition to its existing ether balance, a right to claim an equivalent amount of the new “forked” asset following the hard fork. However, the Index does not track forks involving Ethereum. The Trust has adopted procedures to address situations involving a fork that results in the issuance of new alternative ether that the Trust may receive. The holder of ether has no discretion in a hard fork; it merely has the right to claim the new ether on a pro rata basis while it continues to hold the same number of ether.

Airdrops.

Ethereum may become subject to an occurrence similar to a fork, which is known as an “airdrop.” In an airdrop, the promotors of a new digital asset announce to holders of another digital asset that they will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. For example, in March 2017, the promoters of Stellar Lumens announced that anyone that owned bitcoin as of June 26, 2017, could claim, until August 27, 2017, a certain amount of Stellar Lumens. The Index does not include airdrops under its current methodology or track airdrops involving ether. Accordingly, the Trust will not participate in airdrops.

Ethereum is subject to cybersecurity risks, which could adversely affect an investment in the Trust or the ability of the Trust to operate.

Users of ether, and therefore investors in Ethereum-related investment products such as the Trust, are exposed to an elevated risk of fraud and loss, including, but not limited to, through cyber-attacks. Ethereum can be stolen, and ether stored in a digital wallet, accessible via private key, can be compromised. While digital wallets do not store or contain the actual ether, they store public and private keys, which are used as an address for receiving ether or for spending the ether, with both forms of transactions recorded on the public immutable ledger, the blockchain. By using the private key, a person is able to spend ether, effectively sending it away from the account and recording that transaction on the blockchain. If a private key is compromised, ether associated with that specific public key may be stolen. Unlike traditional banking transactions, once a transaction has been added to the blockchain, it cannot be reversed. Several exchanges specializing in sales of ether, for example, have already had their operations impacted by cyber-attacks.

Thefts and cyber-attacks can have a negative impact on the reputation, market price, value, or liquidity of ether. Through investment in the Trust, investors would be indirectly exposed to the risk and potential impact of a cyber-attack. A loss associated with cyber-attack, including a total loss, is possible. While the Sponsor and the Ether Custodians have taken reasonable measures to prevent a theft or hacking of the Trust’s ether holdings, such an event cannot be fully excluded from the Trust’s overall market exposure, and the losses associated with such an event would be borne by investors.

Digital asset networks, including the Ethereum network, are subject to control by entities that capture a significant amount of the network’s active validator nodes or a significant number of developers important for the operation and maintenance of such digital asset network. Following the Merge and the switch to proof-of-stake validation, the Ethereum network is currently vulnerable to several types of attacks including:

●	“>33% attack” where, if a validator or group of validators were to gain control of more than 33% of the total staked ETH on the Ethereum network, a malicious actor could temporarily impede or delay block confirmation or even cause a temporary fork in the blockchain.

●	“>50% attack” where, if a validator or group of validators acting in concert were to gain control of more than 50% of the total staked ETH on the Ethereum network, a malicious actor would be able to gain full control of the Ethereum network and the ability to manipulate the blockchain on a forward-looking basis, including censoring transactions following the achievement of threshold, double-spending and fraudulent block propagation, while the attacker maintains the threshold. In theory, the minority non-attackers might reach social consensus to reject blocks proposed by the malicious majority attacker, reducing the attacker’s ability to engage in malicious activity, but there can be no assurance this would happen or that non-attackers would be able to coordinate effectively.

●	“>66% attack” where, if a validator or group of validators acting in concert were to gain control of more than 66% of the total staked ETH on the Ethereum network, a malicious actor could permanently and irreversibly manipulate the blockchain, including censorship, double-spending and fraudulent block propagation, both on a forward- and backward-looking basis. The attacker could unilaterally finalize their preferred chain without the votes of any other stakers, and could also reverse past finalized blocks. The attacker can simply vote for their preferred fork and then finalize it, simply because they can vote with a dishonest supermajority.

At 50% of the staked ether, a mischievous group of validators could theoretically split the chain into two equally sized forks and then simply use their entire 50% stake to vote contrarily to the honest validator set, thereby maintaining the two forks and preventing finality.

However, if the majority of the staked ether dedicated to validating transactions on the Ethereum network is controlled by a bad actor (often referred to as a “51% attack”), it may be able to alter the Ethereum Blockchain on which the Ethereum network and ether transactions rely. At greater than 50% of the total stake, the attacker could dominate the fork choice algorithm. In this case, the attacker would be able to attest with the majority vote. This could occur if the bad actor were to construct fraudulent blocks or prevent certain transactions from completing in a timely manner, or at all. It could be possible for the malicious actor to control, exclude or modify the ordering of transactions, though it could not generate new ether or transactions. Further, a bad actor could “double-spend” its own ether (i.e., spend the same ether in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. Reversing any changes made to the Ethereum Blockchain may be impossible. Further, a malicious actor could create a flood of transactions in order to slow down confirmations of transactions on the Ethereum network. If a bad actor gains control of a majority of the processing power on the Ethereum network, or the feasibility of such an occurrence increases, there may be a negative effect on an investment in the Trust.

Other digital asset networks have been subject to malicious activity achieved through control of over 50% of the processing power on the network. Any similar attack on the Ethereum network could negatively impact the value of ether and the value of the Shares.

A 51% attack is more likely to happen in the context of digital assets with smaller market capitalizations due to the reduced computing power threshold required to control a majority of a given network. Nevertheless, it is theoretically possible, albeit computationally expensive, to mount a similar 51% attack on Ethereum or other digital assets with large market capitalization. If the feasibility of a bad actor gaining control of the processing power on the Ethereum network increases, there may be a negative effect on an investment in the Trust.

A malicious actor may also obtain control over the Ethereum network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that users and miners accept amendments to the source code proposed by the controlled core developer, other core developers do not counter such amendments, and such amendments enable the malicious exploitation of the Ethereum network, the risk that a malicious actor may be able to obtain control of the Ethereum network in this manner exists, which may adversely affect the value of the Shares.

To the extent that the Ethereum ecosystem, including the core developers and the administrators of validator pools, does not act to ensure greater decentralization, the feasibility of a malicious actor obtaining control of the processing power on the Ethereum network will increase, which may adversely affect the value of the Shares.

If any of these exploitations or attacks occur, it could result in a loss of public confidence in Ethereum and a decline in the value of ether and, as a result, adversely impact an investment in the Shares.

Liquid staking applications pose risks associated with concentration of control.

Validators must deposit 32 ether to activate a unique validator key pair that is used to sign block proposals and attestations on behalf of its stake (i.e., vote on its view of the chain). For every 32 ether deposit that is staked, a unique validator key pair is generated. An application built on the Ethereum network, or a single node operator, can manage many validator key pairs. For example, Lido, an application that provides a so-called “liquid staking” solution which permits holders of ether to deposit them with Lido, which stakes the ether while issuing the holder a transferrable token, is reported by some sources to have or have had up to 275,000 validator key pairs (each representing 32 staked ether) divided across over 30 node operators. At times, Lido has reportedly controlled around or in excess of 33% of the total staked ether on the Ethereum network. While it is widely believed that Lido has little incentive to attempt to interfere with transaction finality or block confirmations using its reported 33% stake, since doing so would likely cause its entire stake to be slashed and thus lost (assuming good actors unaffiliated with Lido controlled the remainder), and also because Lido is believed to not control most of the third party node operators where its ether is staked, and finally since the occurrence of such manipulation of the Ethereum network’s consensus process by Lido or any other actor would likely cause ether to lose substantial value (which would obviously hurt Lido economically), it nevertheless poses risks associated with such a concentration of control (including centralization concerns). If Lido, or a bad actor with a similar sized stake, were to attempt to interfere with transaction finality or block confirmations, it could negatively affect the use and adoption of the Ethereum network, the value of ether, and thus the value of the Shares.

A temporary or permanent “fork” could adversely affect the value of the Shares.

The Ethereum network operates using open-source protocols, meaning that any user can become a node by downloading the Ethereum Client and participating in the Ethereum network, and no permission of a central authority or body is needed to do so. In addition, anyone can propose a modification to the Ethereum network’s source code and then propose that the Ethereum network community support the modification. These proposed modifications to the Ethereum network’s source code, if adopted, can lead to forks (referred to as “planned forks” because they take place through a formal process).

In the case of planned forks, the core developers, including those associated with or funded by the Ethereum Foundation, are able to access and alter the Ethereum network source code and, as a result, they are typically responsible for proposing quasi-official or widely publicized releases of updates and other changes to the Ethereum network’s source code called EIPs. Any user can propose an idea for modifying the Ethereum network’s source code, and the core developers are responsible for merging the proposed idea into the EIP repository on GitHub, where it formally becomes an EIP. However, the release of proposed updates to the Ethereum network’s source code by core developers does not guarantee that the updates will be automatically adopted. The developers of each Ethereum Client must agree to implement the EIP’s changes to the Ethereum network in the source code for their respective client software, nodes must accept the changes made available by the developers of the Ethereum Client software they use by choosing to individually download the modified Ethereum Client software, and ultimately a critical mass of validators and users — such as dApp and smart contract developers, as well as end users of dApps and smart contracts, and anyone else who transacts on the Ethereum blockchain or Ethereum network — must support the shift, or the upgrades will lack adoption.

Typically in the case of a planned fork, once the EIPs are formally introduced by being merged into the EIP repository on GitHub, a robust debate within the Ethereum community as to the advisability of the proposed change ordinarily follows. Assuming the core developers at the protocol level and the developers of individual Ethereum Clients reach a broad consensus among themselves in favor of introducing the change into the respective source code they are responsible for developing and maintaining, the source code modification will be introduced and made available to download. A modification of the Ethereum network’s source code is only effective with respect to the Ethereum nodes that download it and modify their Ethereum Clients accordingly, and in practice such decisions are heavily influenced by the preferences of validators and users. Typically, after a modification is introduced and if a sufficiently broad critical mass of users and validators support the modification and nodes download the modification into their individual Ethereum Clients, the change is implemented and the Ethereum network continues to operate uninterrupted, assuming there are no software issues (e.g., bugs, outages, etc.). However, if less than a sufficiently broad critical mass (in practice, amounting to a substantial majority) of users and validators support the proposed modification and nodes refuse to download the modification to their Ethereum Clients, and the modification is not backwards compatible with the Ethereum blockchain or network or the Ethereum Clients of nodes prior to their modification, the consequence would be what is known as a “hard fork” of the Ethereum network, with one group of nodes running the pre-modified software, with users and validators continuing to use the pre-modified software, while the other group would adopt and run the modified software. The effect of such a hard fork would be the existence of two versions of the Ethereum network running in parallel on separate networks using separate blockchain ledgers, yet lacking interchangeability. In practice, in a hard fork, the two networks would compete with each other for developers, node operators, users, validators, and adoption, potentially to their mutual detriment (for example, if the number of validators on each network is too small leading to security concerns, as discussed below, or if the number of users on each is reduced compared to the number of users of the single pre-fork blockchain network). Debates relating to hard forks can be contentious and hard fought among network participants, and can lead to ill will. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or validating pool’s validating power to exceed 50% of the total on either network, thereby making them both more susceptible to attack.

A future fork in the Ethereum network could adversely affect the value of the Shares or the ability of the Trust to operate. A fork could also adversely affect the price of ether at the time of announcement or adoption or subsequently. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Alternatively, as with any change to software code, software upgrades and other changes to the source code or protocols of the Ethereum network could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the Ethereum network’s users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. If a fork caused operational problems for either post-fork network or blockchain, the digital assets associated with the affected network could lose some or all of their value. Furthermore, while the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network is generally accepted as the Ethereum network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the network and the associated digital asset that is ultimately the most valuable fork. Any of these events could therefore adversely impact the value of the Shares.

On March 13, 2024, the Ethereum network underwent a planned fork called “Dencun” implementing a series of EIPs. EIP 4844, which some commentators perceive to be the most significant EIP within the Dencun series, is intended to improve the economics of Layer 2s by reducing transaction fees for Layer 2s who batch transactions executed on the Layer 2s and upload them as a batch (or as a single proof) onto the main Layer 1 Ethereum network. Among other objectives, the Dencun software upgrade was designed to provide Layer 2 scaling solutions a designated storage space on the Layer 1 Ethereum network, called Binary Large Objects (“blobs”), which attach large data chunks to transactions on the Layer 1 Ethereum network and are recorded on its blockchain. The data in blobs become inaccessible on the Layer 1 Ethereum network after a temporary period of time (three weeks), unlike the previous method of storing batched data from Layer 2s on the Layer 1 Ethereum network, which was stored permanently. The cost of accessing the temporary storage in blobs is expected by proponents of the Dencun upgrade to be substantially lower than the cost of storing the data on the Ethereum Layer 1 network permanently, making Layer 2s more cost-efficient to operate and, some commentators hope, making them more attractive as a scaling solution. Immediately following the upgrade, some Layer 2s reportedly experienced reduced transaction fees when batching transactions to the main Layer 1 Ethereum network, which in turn lowered the transaction costs for executing transactions on such Layer 2s, but this also is believed to have resulted in ether prices (ether being the native asset of the Layer 1 Ethereum network) dropping as well due, in part, to the reduced demand for ether to pay the transaction costs of recording data on the Layer 1 Ethereum network. Decreased ether prices could have an adverse effect on the value of the Shares. Additionally, some Layer 2s, such as Blast, reportedly experienced outages and other disruptions in the aftermath of the Dencun upgrade, which in the case of Blast halted block production on the Blast Layer 2 blockchain for a period of time, though it was reportedly restored afterward. As with any change to software code, planned forks such as Dencun could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, security risks, problematic incentive structures, or otherwise fail to work as intended or achieve the expected benefits that proponents hope for in the short term or the long term, which could also have an adverse effect on adoption of the Ethereum network and the value of ether, and therefore the Shares.

In September 2022, the Ethereum network transitioned to a proof-of-stake consensus model, in an upgrade referred to as the “Merge.” Following the Merge, a hard fork of the Ethereum network occurred, as a small number of Ethereum validators and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the network, which is not backwards-compatible with the Ethereum Layer 1 blockchain, is considered a forked branch and was rebranded as “Ethereum Proof-of-Work.” To the extent significant developer talent, users or validators abandon the Ethereum Layer 1 network and adopt the Ethereum Proof-of-Work blockchain instead, the value of the Shares could be adversely affected.

As illustrated by Dencun and the Merge, the Ethereum network regularly implements planned forks in an effort to achieve its development roadmap, advance the scalability process, and to improve the network generally. For example, in connection with the Ethereum development roadmap, the Ethereum network executed planned forks to transition from the initial Frontier development stage into the Homestead development stage in 2016; to transition from the Homestead development stage to the first sub-stage, Byzantium, of the Metropolis development stage in 2017; to transition from the Byzantium sub-stage to the St. Petersburg sub-stage in early 2019; and to transition from the St. Petersburg sub-stage to the Istanbul sub-phase, in late 2019. In April 2021, the Ethereum network underwent the Berlin and Altair planned forks, among others. In 2022, Ethereum underwent the Bellatrix and Paris planned forks in connection with the Merge. In 2023, Ethereum underwent the Capella and Shanghai planned forks (collectively, “Shapella”), which enabled withdrawals of staked assets to the Ethereum Layer 1 blockchain mainnet for the first time (they had previously been locked on the Beacon Chain testnet following the Merge). Any of these or future planned forks could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the Ethereum network’s nodes, users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. Alternatively, such hard forks could be contentious, leading to a split and fracture in the Ethereum community to its collective detriment, as discussed above. Any such outcomes could adversely affect the value of the Shares.

Forks may also occur as a digital asset network community’s response to a significant security breach. For example, in July 2016, Ethereum underwent a hard fork between the Layer 1 Ethereum network and a new digital asset running on a “forked” branch of the network, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ether held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, and after a contentious debate, most participants in the Ethereum community elected to adopt a hard fork that effectively reversed the hack, and this network constitutes the Layer 1 Ethereum network. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic”, which is not backwards-compatible with the Layer 1 Ethereum network and is considered a forked branch, with the native digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several digital asset platforms. Following the July 2016 hard fork between the Ethereum and Ethereum Classic networks, new security concerns surfaced. Replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018, and security concerns could similarly surface in connection with future hard forks.

An unplanned fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of Ethereum Client software that nodes run and use to access the Ethereum network. For example, such an unplanned fork reportedly occurred in the Go-Ethereum (“Geth”) client, which is a popular Ethereum Client that many nodes use to access the Ethereum network and whose developers are financially supported by the Ethereum Foundation. In November 2020, a bug was discovered in Geth (but not the other Ethereum Clients at the time, such as Besu, OpenEthereum, and Nethermind), and a patch was released that all nodes using the Geth client were supposed to download and apply simultaneously. However, not all nodes using Geth did so, resulting with the non-patched Geth nodes temporarily running a different version of the Ethereum blockchain than the patched Geth nodes and nodes using other Ethereum Clients. This temporarily created two conflicting versions of the Ethereum blockchain, causing the nodes using the non-patched Geth version to be unable to reach consensus with the rest of the nodes on the Ethereum blockchain, interrupting the non-patch Geth nodes’ access to the Ethereum network. For example, Infura, which is a node operator that provides services to major Ethereum smart contracts, wallet software providers like MetaMask, ether trading platforms, and other market participants, reportedly ran numerous nodes using the Geth client. Infura’s Geth client-running nodes reportedly used the outdated, non-patched Geth version initially, which is said to have caused those nodes to be on the minority blockchain, impacting transaction execution, validation, and recording on the main Layer 1 Ethereum network for Infura’s customers - such as Ethereum-based smart contracts, wallet providers like MetaMask, ether trading platforms, etc. - until Infura was able to apply the software update released by the Geth client developers to Infura’s nodes that use Geth as their Ethereum Client. Ultimately, the problem was reportedly fixed by releasing a new upgraded version of Geth that all nodes using the Geth client were to promptly download. This reportedly harmonized the conflicting versions and restored synchronization among Geth nodes, fixing the problem and restoring access to the Ethereum network, including for Infura and its customers.

In the future, if an accidental or unintentional fork similar to what happened within the Geth client in November 2020 were to reoccur within Geth (or any other major Ethereum Client), or were to happen to the Ethereum network as a whole (instead of being limited to a single Ethereum Client, in this case Geth), such a fork could lead to nodes, users and validators losing confidence in the Ethereum network and abandoning it in favor of other blockchain protocols. Furthermore, it is possible that, in a future unplanned fork, a substantial number of nodes, users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains, resulting in a permanent fork. Moreover, following the Merge, nodes on the Ethereum network must run two Ethereum Clients, i.e., an Execution Client and a Consensus Client paired together, with the implementations selected at the discretion of the node operator. There are multiple groups independently developing and implementing their respective Execution Clients and Consensus Clients; while some individual Execution Clients or Consensus Clients are more popular or widely adopted than others, there remains heterogeneity among Ethereum Clients. Each Execution Client and Consensus Client needs to interoperate effectively with each other Execution Client and Consensus Client. Although this diversity of Ethereum Clients is perceived by some to promote decentralization of the Ethereum network, it comes at a potential cost: if there are any unanticipated or undiscovered flaws, bugs, software defects, or interoperability failures causing any individual Execution Client to fail to interoperate effectively with any other individual Execution Client or any Consensus Client, the Ethereum network as a whole could suffer an unplanned fork, major disruption, catastrophic outage, system failure, loss of confidence or adoption among users or validators, or a variety of other problems. Any of these events could cause ether to decline in value, adversely affecting the price of Shares.

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone. A clone may also adversely affect the price of ether at the time of announcement or adoption or subsequently. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash Network to launch Zclassic, a substantially identical version of the Zcash Network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash Network launch on October 28, 2016.

If validators expend less processing power on the Ethereum network, it could increase the likelihood of a malicious actor obtaining control.

Validators ceasing operations would reduce the collective processing power on the Ethereum network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the Ethereum blockchain until the next scheduled adjustment in difficulty for block solutions). If a reduction in processing power occurs, the Ethereum network may be more vulnerable to a malicious actor obtaining control in excess of fifty percent (50%) of the processing power on the Ethereum network. As a result, it may be possible for a bad actor to manipulate the Ethereum network and hinder transactions. Any reduction in confidence in the confirmation process or processing power of the Ethereum network may adversely affect an investment in the Trust.

Cancer nodes.

Cancer nodes are computers that appear to be participating in the Ethereum network but that are not in fact connected to the network, which a malicious actor sets up to place users onto a separate network or disconnect them from the Ethereum network. By using cancer nodes, a malicious actor can disconnect the target user from the Ethereum economy entirely by refusing to relay any blocks or transactions.

Double-spending risks.

A malicious actor may attempt to double spend ether (i.e., allow for the same units of ether to be spent on multiple occasions) by altering the formation of the blockchain, where the malicious actor has enough network control to confirm and post such transactions to the blockchain. In a double spending situation, the related record of the transaction, posted on the Ethereum network, would become falsified. This could have a detrimental effect on both the sender and the receiver.

There are several ways a malicious actor could attempt a double-spend, including, but not limited to, sending two conflicting transactions to the network, and creating one transaction but sending the Ethereum before releasing that associated block to the blockchain, which would invalidate it. On an exchange with multiple currency trading pairs, it would be possible for a person or individual controlling the majority of a blockchain network to double-spend the coins they control and then subsequently trade them for other currency pairs and transfer them off the exchange to their own private wallet(s).

All double-spend attacks require that the miner sequence and execute the steps of its attack with sufficient speed and accuracy. Double-spend attacks require extensive coordination and are very expensive. Typically, transactions that allow for a zero-confirmation acceptance tend to be prone to these types of attacks. Accordingly, traders and merchants may execute instantaneous/zero-confirmation transactions only if they are of sufficiently low-value. Users and merchants can take additional precautions by adjusting their network software programs to connect only to other well-connected participants in the Ethereum network and to disable incoming connections. Tactics to avoid double-spend such as requiring multiple confirmations can slow down transaction speeds on the Ethereum network and could impact the value of Ethereum.

Flaws in source code.

It is possible that flaws or mistakes in the released and public source code could lead to catastrophic damage to ether, the Ethereum network, and any underlying technology. It is possible that contributors to the Ethereum network would be unable to stop this damage before it spreads further. It is further possible that a dedicated team or a group of contributors or other technical group may attack the code, directly leading to catastrophic damage. In any of these situations, the value of Shares of the Trust can be adversely affected.

In the past, flaws in the source code for digital asset networks have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. Several errors and defects have been publicly found and corrected, including those that disabled some functionality for users and exposed users’ personal information. Discovery of flaws in or exploitations of the source code that allow malicious actors to take or create money in contravention of known network rules have occurred. The cryptography underlying ether could prove to be flawed or ineffective, or negatively impacted by developments in mathematics and/or technology, such as advances in digital computing, algebraic geometry and quantum computing. In any of these circumstances, a malicious actor may be able to steal ether held by others, which could adversely affect the demand for ether and therefore adversely impact the price of ether and the value of the Shares. Even if another digital asset other than ether were affected by similar circumstances, any reduction in confidence in the robustness of the source code or cryptography underlying digital assets generally could negatively affect the demand for all digital assets, including ether, and therefore adversely affect the value of the Shares.

Mathematical or technological advances could undermine the Ethereum network’s consensus mechanism.

The Ethereum network is premised on multiple persons competing to solve cryptographic puzzles quickly. It is possible that mathematical or technological advances, such as the development of quantum computers with significantly more power than computers presently available, could undermine or vitiate the cryptographic consensus mechanism underpinning the Ethereum network.

Proof-of-stake blockchains are a relatively recent innovation, and have not been subject to as widespread use or adoption over as long of a period of time as traditional proof-of-work blockchains.

Certain digital assets, such as bitcoin, use a “proof-of-work” consensus algorithm. The genesis block on the Bitcoin blockchain was mined in 2009, and Bitcoin’s blockchain has been in operation since then. Many newer blockchains enabling smart contract functionality, including the current Ethereum network following the completion of the Merge in 2022, use a newer consensus algorithm known as “proof-of-stake.” While their proponents believe that they may have certain advantages, the “proof-of-stake” consensus mechanisms and governance systems underlying many newer blockchain protocols, including the Ethereum network following the Merge, and their associated digital assets — including the ether held by the Trust — have not been tested at scale over as long of a period of time or subject to as widespread use or adoption as, for example, Bitcoin’s proof-of-work consensus mechanism has. This could lead to these blockchains, and their associated digital assets, having undetected vulnerabilities, structural design flaws, suboptimal incentive structures for network participants (e.g., validators), technical disruptions, or a wide variety of other problems, any of which could cause these blockchains not to function as intended, lead to outright failure to function entirely causing a total outage or disruption of network activity, or to suffer other operational problems or reputational damage, leading to a loss of users or adoption or a loss in value of the associated digital assets, including the Trust’s assets. Over the long term, there can be no assurance that the proof-of-stake blockchain on which the Trust’s assets rely will achieve widespread scale or adoption or perform successfully; any failure to do so could negatively impact the value of the Trust’s assets.

Validators may suffer losses due to staking, which could make the Ethereum network less attractive.

Validation on the Ethereum network requires ether to be transferred into smart contracts on the underlying blockchain networks not under the Trust’s or anyone else’s control. If the Ethereum network source code or protocol fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such assets may be irretrievably lost. In addition, the Ethereum networks dictate requirements for participation in validation activity, and may impose penalties, or “slashing,” if the relevant activities are not performed correctly, such as if the staker acts maliciously on the network, “double signs” any transactions, or experience extended downtimes. If validators’ staked ether are slashed by the Ethereum network, their assets may be confiscated, withdrawn, or burnt by the network, resulting in losses to them. Furthermore, the Ethereum network requires the payment of base fees and the practice of paying tips is common, and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of ether. Any cybersecurity attacks, security issues, hacks, penalties, slashing events, or other problems could damage validators’ willingness to participate in validation, discourage existing and future validators from serving as such, and adversely impact the Ethereum network’s adoption or the price of ether. Any disruption of validation on the Ethereum network could interfere with network operations and cause the Ethereum network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of ether to decrease.

The Ethereum network faces scaling challenges and efforts to increase the volume of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public blockchains generally face a trade-off between security and scalability. One means through which public blockchains such as the Ethereum network achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture.

As of December 31, 2024, the Ethereum network handled approximately 15 transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Ethereum network has been, at times, at capacity, which has led to increased transaction fees. In December 2017, the popularity of the blockchain-based game Cryptokitties led to significant network congestion on the Ethereum network. The game, which allows players to trade and create virtual kitties, represented by non-fungible tokens (“NFTs”), was reported by some sources to have accounted for more than 10% of the entire Ethereum network traffic at the time causing increases in transaction fees and delays in transaction processing times, and driving Ethereum network traffic to a reported then-all time high. Since January 1, 2020, ether transaction fees have increased from $0.08 average daily transaction fees per ether transaction, to a high of up to approximately $[200] (in ether) average daily transaction fees per transaction on [April 30, 2022]. As of December 31, 2024, ether transaction fees stood at $[●] (in Ether) per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for ether (e.g., micropayments), and could reduce demand for, and the price of, ether, which could adversely impact the value of the Shares.

In the second half of 2020, the Ethereum network began the first of several stages of an upgrade culminating in the Merge. The Merge amended the Ethereum network’s consensus mechanism to a process known as proof-of-stake, and was intended to address the perceived shortcomings of the proof-of-work consensus mechanism in terms of labor intensity and duplicative computational effort expended by validators (known under proof-of-work as “miners”) who did not win the race, under proof of work, to be the first in time to solve the cryptographic puzzle that would allow them to be the only validator permitted to validate the block and receive the resulting block reward (which was only given to the first validator to successfully solve the puzzle and hash a given block, and not to others). Instead, under proof-of-stake, a single validator is randomly selected to solve the cryptographic puzzle needed to validate a block, which it proposes to a committee of other validators, who vote for whether to include the block (or not), which reduces the computational work performed — and energy expended — to validate each block compared to proof-of-work.

Following the Merge, core development of the Ethereum source code has increasingly focused on modifications of the Ethereum protocol to increase speed, throughput and scalability and also improve existing or next generation uses. Future upgrades to the Ethereum protocol and Ethereum blockchain to address scaling issues — such as network congestion, slow throughput and periods of high transaction fees owing to spikes in network demand — have been discussed by network participants, such as sharding. The purpose of sharding is to increase scalability of the Ethereum blockchain by splitting the blockchain into subsections, called shards, and dividing validation responsibility so that a defined subset of validators would be responsible for each shard, rather than all validators being responsible for the entire blockchain, allowing for parallel processing and validation of transactions. However, there appears to be uncertainty and a lack of existing widespread consensus among network participants about how to solve the scaling challenges faced by the Ethereum network.

The rapid development of other competing scalability solutions, such as those which would rely on handling the bulk of computational work relating to transactions or smart contracts and decentralized applications (“DApps”) outside of the main Ethereum network and Ethereum blockchain, has caused alternatives to sharding to emerge. “Layer 2” is a collective term for solutions which are designed to help increase throughput and reduce transaction fees by handling or validating transactions off the main Ethereum network (known as “Layer 1”) and then attempting to take advantage of the perceived security and integrity advantages of the Layer 1 Ethereum network by uploading the transactions validated on the Layer 2 protocol back to the Layer 1 Ethereum network. The details of how this is done vary significantly between different Layer 2 technologies and implementations. For example, “rollups” perform transaction execution outside the Layer 1 blockchain and then post the data, typically in batches, back to the Layer 1 Ethereum blockchain where consensus is reached. “Zero knowledge rollups” are generally designed to run the computation needed to validate the transactions off-chain, on the Layer 2 protocol, and submit a proof of validity of a batch of transactions (not the entire transactions themselves). By contrast, “optimistic rollups” assume transactions are valid by default and only run computation, via a fraud proof, in the event of a challenge. Other proposed Layer 2 scaling solutions include, among others, “state channels”, which are designed to allow participants to run a large number of transactions on the Layer 2 side channel protocol and only submit two transactions to the main Layer 1 Ethereum blockchain (the transaction opening the state channel, and the transaction closing the channel), “side chains”, in which an entire Layer 2 blockchain network with similar capabilities to the existing Layer 1 Ethereum blockchain runs in parallel with the existing Layer 1 Ethereum blockchain and allows smart contracts and DApps to run on the Layer 2 side chain without burdening the main Layer 1 network, and others. To date, the Ethereum network community has not coalesced overwhelmingly around any particular Layer 2 solution, though this could change.

There is no guarantee that any of the mechanisms in place or being explored for increasing the speed and throughput of settlement of Ethereum network transactions will be effective, or how long these mechanisms will take to become effective, which could cause the Ethereum network to not adequately resolve scaling challenges and adversely impact the adoption of ether and the Ethereum network and the value of the Shares. There is no guarantee that any potential scaling solution, whether a change to the Layer 1 blockchain like sharding or the introduction of a Layer 2 solution like rollups, state channels or side chains, will achieve widespread adoption. It is possible that proposed changes to the Layer 1 Ethereum network could divide the community, potentially even causing a hard fork, or that the decentralized governance of the Ethereum network causes network participants to fail to coalesce overwhelmingly around any particular solution, causing the Ethereum network to suffer reduced adoption or causing users or validators to migrate to other blockchain networks. It is also possible that scaling solutions could fail to work as intended or could introduce bugs, coding defects or flaws, security risks, or other problems that could cause them to suffer operational disruptions. Any of the foregoing could adversely affect the price of ether or the value of the Shares of the Trust.

The decentralized governance of the Ethereum network may make it difficult to find or implement solutions or marshal sufficient effort to overcome existing or future problems, especially protracted ones requiring substantial directed effort and resource commitment over a long period of time, such as scaling challenges and the implementation of Ethereum 2.0. Deeply-held differences of opinion have led to forks in the past, such as between Ethereum and Ethereum Classic following The DAO hack, and could lead to additional forks in the future, with potentially divisive effects. The Ethereum network’s failure to overcome governance challenges could exacerbate problems experienced by the network or cause the network to fail to meet the needs of its users, and could cause users, validators, and developer talent to abandon the Ethereum network or to choose competing blockchain protocols, or lead to a drop in speculative interest, which could cause the value of ether to decline.

As the use of digital asset networks increases without a corresponding increase in transaction processing speed of the networks, average fees and settlement times can increase significantly. For example, the Ethereum network has been, at times, at capacity, which has led in the past to increased transaction fees. During the period from June 20, 2021 to November 15, 2021, the seven-day moving average Ethereum transaction fee increased from $3.79 per transaction to a high of $52.96 per transaction. As of May 19, 2024, the seven-day moving average Ethereum transaction fees are $2.39 per transaction.

Increased fees and decreased settlement speeds could preclude use cases for ether and could reduce demand for and the price of ether, which could adversely impact the value of the Shares.

The implementation of Ethereum 2.0 has increased the speed and efficiency of the Ethereum network. However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of Ethereum network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact an investment in the Shares.

Smart contracts are new and their ongoing development and operation may result in problems or be subject to errors or hacks, which could reduce the demand for ether or cause a wider loss of confidence in the Ethereum network, either of which could have an adverse impact on the value of ether.

Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming (i.e., coding errors) can have damaging effects. For instance, coding errors may potentially create vulnerabilities that allow an attacker to drain the funds associated with the smart contract, cause issues or render the protocol unusable. There have been a number of vulnerabilities in various smart contract implementations exploited by hackers since the launch of the Ethereum network in 2015 that have resulted in the loss of ether from accounts. Problems with the development, deployment, and operation of smart contracts may have an adverse effect on the value of ether.

In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users”. These users may have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data, and make other changes to the smart contract.

Many applications associated with decentralized finance (“DeFi”) are currently deployed on the Ethereum network, and smart contracts relating to DeFi applications currently represent a significant source of demand for ether. For smart contracts that hold a pool of digital asset reserves, smart contract super users or admin key holders may be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the digital assets held by the smart contract in reserves. Even for digital assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related digital assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. Super users can also become targets of hackers and malicious attackers. Furthermore, the underlying smart contracts may be insecure, contain bugs or other vulnerabilities, or otherwise may not work as intended. Any of the foregoing could cause users of the DeFi application to be negatively affected, or could cause the DeFi application to be the subject of negative publicity. Because DeFi applications may be built on the Ethereum network and represent a significant source of demand for ether, public confidence in the Ethereum network itself could be negatively affected, and the value of ether could decrease.

New competing digital assets may pose a challenge to ether’s current market position, resulting in a reduction in demand for ether, which could have a negative impact on the price of ether and may have a negative impact on the performance of the Trust.

Ethereum faces significant competition from other digital assets, as well as from other technologies or payment forms, such as Swift, ACH, remittance networks, credit cards and cash. There is no guarantee that ether will become a dominant form of payments, store of value or method of exchange.

The Ethereum network and ether, as an asset, hold a “first-to-market” advantage over other smart contract platforms. This first-to-market advantage has resulted in the Ethereum network evolving into the most well-developed network of any digital asset, particularly for the creation of decentralized applications and smart contracts. The Ethereum network enjoys the largest user base of any smart contract platform. However, despite the first-mover advantage of the Ethereum network over other digital assets, it is possible that real or perceived shortcomings in the Ethereum network, or technological, regulatory or other developments, including the failure to fully implement planned changes, such as Ethereum 2.0, could result in a decline in popularity and acceptance of ether and the Ethereum network, and other digital currencies and trading systems could become more widely accepted and used than the Ethereum network. Ether is one of the few virtual currencies in which there are strong arguments that ether is not a “security” under the federal securities laws. See Risk Factors — Future legal or regulatory developments may negatively affect the value of ether or require the Trust or the Sponsor to become registered with the SEC or CFTC, which may cause the Trust to incur unforeseen expenses or liquidate. Regulatory changes or guidance that result in other virtual currencies not meeting the definition of “security” will reduce advantages associated with ether’s current regulatory status, which could adversely impact an investment in the Shares. Promoters of other digital assets claim that those digital assets have solved certain of the purported drawbacks of the Ethereum network, for example, allowing faster settlement times, reducing transaction fees, or reducing electricity usage in connection with validating. If these digital assets are successful, such success could reduce demand for ether and adversely affect the value of ether and an investment in the Trust. It is currently unclear which digital assets, if any, will become and remain dominant, as the sector continues to innovate and evolve. Changes in the viability of any digital asset ecosystem may adversely impact pricing and liquidity of ether and, therefore, of the Trust.

Competition from central bank digital currencies (“CBDCs”) could adversely affect the value of ether and other digital assets.

Central banks have introduced digital forms of legal tender. China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. A recent study published by the Bank for International Settlements estimated that at least 36 central banks have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replacing, ether and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, ether. As a result of any of the foregoing factors, the value of ether could decrease, which could adversely affect an investment in the Trust.

Prices of ether may be affected due to stablecoins, the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to these and other risks that stablecoins pose for the ether market through its investment in ether. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar. Although the prices of stablecoins are intended to be stable, in many cases their prices fluctuate, sometimes significantly. This volatility has in the past apparently impacted the price of ether. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the ether market. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that could cause artificial rather than genuine demand for ether, raising its price, and also argue that those associated with certain stablecoins are involved in laundering money. On February 17, 2021 the New York Attorney General entered an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares. Given the role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for ether. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries, such as ether spot markets, that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins and could impact the price of ether, and in turn, an investment in the Shares.

 Operational cost may exceed the award for validating transaction, and increased transaction fees may adversely affect the usage of the Ethereum network.

If transaction confirmation fees become too high, the marketplace may be reluctant to use ether. This may result in decreased usage and limit expansion of the Ethereum network in the retail, commercial and payments space, adversely impacting investment in the Trust. Conversely, if the reward for validators or the value of the transaction fees is insufficient to motivate validators, they may cease to validate transactions.

Ultimately, if the awards of new ether costs of validating transactions grow disproportionately, miners may operate at a loss, transition to other networks, or cease operations altogether. Each of these outcomes could, in turn, slow transaction validation and usage, which could have a negative impact on the Ethereum network and could adversely affect the value of the ether held by the Trust.

As a result of Ethereum’s fee burning mechanism, the incentives for validators to validate transactions with higher gas fees are reduced, since those validators would not receive those gas fees.

An acute cessation of validator operations would reduce the collective processing power on the Ethereum network, which would adversely affect the transaction verification process by temporarily decreasing the speed at which blocks are added to the blockchain and make the blockchain more vulnerable to a malicious actor obtaining control in excess of 50% of the processing power on the blockchain. Reductions in processing power could result in material, though temporary, delays in transaction confirmation time. Any reduction in confidence in the transaction verification process may adversely impact the value of Shares of the Trust or the ability of the Sponsor to operate.

Electricity usage.

Concerns have been raised about the electricity required to secure and maintain digital asset networks. Although measuring the electricity consumed by the process of securing and maintaining digital asset networks is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions.

Ethereum uses a system called proof-of-stake to validate transaction information. Anyone that owns the specific proof-of-stake digital asset can participate in staking, subject to certain minimum amounts as determined by the applicable proof-of-stake digital asset. Generally, the higher the amount staked by any actor, the higher the chances of being chosen by the applicable blockchain to act as validator and reaping validator rewards; in other words, the higher the stake, the higher the chances of earning a staking reward. This has led to the creation of staking pools, where third parties combine smaller stakes into large pools, which leads to higher returns for owners of small stakes, in return for a fee collected by the third parties.

Other digital asset networks may use a system called proof-of-work to validate transaction information. It’s called proof-of-work because solving the encrypted hash takes time and energy, which acts as proof that work was done. Proof of work requires users to mine or complete complex computational puzzles before submitting new transactions to the network.

Proof-of-stake digital assets allow people to pledge or lock up some of their holdings as a way of vouching for the accuracy of newly added information. Meanwhile, proof-of-work digital assets require people to solve complex cryptographic puzzles — which can incur significant energy costs — before they’re allowed to propose a new block. This expenditure of time, computing power and energy is intended to make the cost of fraud higher than the potential rewards of a dishonest action.

The operations of digital asset networks can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations, in the case of proof-of-work networks. Additionally, miners on proof-of-work networks may be forced to cease operations during an electricity shortage or power outage, or if electricity prices increase where the mining activities are performed.

The operations of the Ethereum network and other digital asset networks may also consume significant amounts of energy, even though the Ethereum blockchain is generally considered to consume significantly less energy than other digital asset networks, such as the Bitcoin blockchain, due to its of proof-of-stake, rather than proof-of-work, transaction validation mechanism. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

Notwithstanding Ethereum’s move to proof-of-stake, if regulators or public utilities take action that restricts or otherwise impacts mining activities generally, such actions could result in decreased security of a digital asset network, including the Ethereum network, and consequently adversely impact the value of the Shares. This could adversely affect the price of ether, or the operation of the Ethereum network, and accordingly decrease the value of the Shares, by creating negative sentiment around digital assets generally.

If the digital asset award or transaction fees for recording transactions on the Ethereum network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expanding validating power or demand high transaction fees, which could negatively impact the value of ether and the value of the Shares.

In 2021, the Ethereum network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate transaction fees paid to ether validators in such a manner that reduced the total net issuance of ether fees paid to validators. If the digital asset awards for validating blocks or the transaction fees for recording transactions on the Ethereum network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expending validating power to validate blocks and confirmations of transactions on the Ethereum blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●	A reduction in the processing power expended by validators on the Ethereum network could increase the likelihood of a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtaining control.

●	Validators have historically accepted relatively low transaction confirmation fees on most digital asset networks. If validators demand higher transaction fees for recording transactions in the Ethereum blockchain or a software upgrade automatically charges fees for all transactions on the Ethereum network, the cost of using ether may increase and the marketplace may be reluctant to accept ether as a means of payment. Alternatively, validators could collude in an anti-competitive manner to reject low transaction fees on the Ethereum network and force users to pay higher fees, thus reducing the attractiveness of the Ethereum network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Ethereum network, the value of ether and the value of the Shares.

●	To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Ethereum blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays or disruptions in the recording of transactions could result in a loss of confidence in the Ethereum network and could prevent the Trust from completing transactions associated with the day-to-day operations of the Trust, including creations and redemptions of the Shares in exchange for ether with Authorized Participants.

●	During the course of the block validation processes, validators exercise the discretion to select which transactions to include within a block and in what order to include these transactions. Beyond the standard block reward and transaction fees, validators have the ability to extract what is known as Maximal Extractable Value (“MEV”) by strategically choosing, reordering, or excluding certain transactions during block production in return for increased transaction fees or other forms of profit for such validators. In blockchain networks that facilitate DeFi protocols in particular, such as the Ethereum network, users may attempt to gain an advantage over other users by offering additional fees to validators for effecting the order or inclusions of transactions within a block. Certain software solutions, such as MEV Boost by Flashbots, have been developed which facilitate validators and other parties in the ecosystem in capturing MEV. The presence of MEV may incentivize associated practices such as sandwich attacks or front running that can have negative repercussions on DeFi users. A “sandwich attack” is executed by placing two transactions around a large, detected transaction to capitalize on the expected price impact. For instance, a market participant might identify a sizable transaction within the mempool that will significantly alter an asset’s price on a decentralized exchange. The participant could then for example orchestrate a transaction bundle: one transaction to acquire the asset prior to the detected transaction, followed by the large transaction itself, and a final transaction to sell the asset after the market price has increased due to the large transaction’s execution. Such transaction bundles can be submitted to validators through mechanisms like MEV-Boost, with validators receiving a share of the profits as an incentive to include the specific transaction bundle in the block. In the context of MEV, “front running” is said to occur when a user spots a transaction in the publicly visible so-called memory pool (“mempool”) of pending but unexecuted transactions awaiting validation, and then pays a high transaction fee to a validator to have their transaction executed on a priority basis in a manner designed to profit from the pending but unexecuted transaction that is still in the mempool. MEV may also compromise the predictability of transaction execution, which may deter usage of the network as a whole. Although based on widely available information given that transactions in the mempool are publicly visible, any potential perception of MEV as unfair manipulation may also discourage users and other stakeholders from engaging with DeFi protocols or the Ethereum network in general. In addition, it’s possible regulators or legislators could enact rules which restrict practices associated with MEV, which could diminish the popularity of the Ethereum network among users and validators. Any of these or other outcomes related to MEV may adversely affect the value of ether and the value of the Shares.

Validators may cease to record transactions as a result of low transaction fees, which may adversely affect the usage of the Ethereum network.

To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Ethereum Blockchain until a block is solved by a validator who does not require the payment of transaction fees or is willing to accept a lower fee, if there is one. Any widespread delays in the recording of transactions could result in a loss of confidence in the Ethereum network, resulting in a decline in ether prices.

Large-Scale Sales or Distributions.

Some entities hold large amounts of ether relative to other market participants, and to the extent such entities engage in large-scale hedging, sales or distributions on non-market terms, or sales in the ordinary course, it could result in a reduction in the price of ether and adversely affect the value of the Shares. Additionally, political or economic crises may motivate large-scale acquisitions or sales of digital assets, including ether, either globally or locally. Such large-scale sales or distributions could result in selling pressure that may reduce the price of ether and adversely affect an investment in the Shares.

 The largest ether wallets are believed to hold, in aggregate, a significant percentage of the ether in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of ether, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of ether.

Congestion or delay in the Ethereum network may delay purchases or sales of ether by the Trust.

The size of each block on the Ethereum blockchain is currently limited and is significantly below the level that centralized systems can provide. Increased transaction volume could result in delays in the recording of transactions due to congestion in the Ethereum network. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the Ethereum network. Any delay in the Ethereum network could affect the Authorized Participant’s ability to buy or sell ether at an advantageous price resulting in decreased confidence in the Ethereum network. Over the longer term, delays in confirming transactions could reduce the attractiveness to merchants and other commercial parties as a means of payment. As a result, the Ethereum network and the value of the Trust’s Shares would be adversely affected.

Risks Associated with Investing in the Trust

Investment Related Risks.

Investing in ether and, consequently, the Trust, is speculative. The price of ether is volatile, and market movements of ether are difficult to predict. Supply and demand changes rapidly and is affected by a variety of factors, including regulation and general economic trends, such as interest rates, availability of credit, credit defaults, inflation rates and economic uncertainty. All investments made by the Trust will risk the loss of capital. Therefore, an investment in the Trust involves a high degree of risk, including the risk that the entire amount invested may be lost. No guarantee or representation is made that the Trust’s investment program will be successful, that the Trust will achieve its investment objective or that there will be any return of capital invested to investors in the Trust, and investment results may vary.

The NAV or the Principal Market NAV may not always correspond to the market price of ether.

The NAV or the Principal Market NAV of the Trust will change as fluctuations occur in the market price of the Trust’s ether holdings. Shareholders should be aware that the public trading price per share may be different from the NAV for a number of reasons, including price volatility and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of ether as reflected in the Index.

An Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share and the Trust will therefore maintain its intended fractional exposure to a specific amount of ether per share.

Deviations between the Trust’s NAV and NAV per Share versus the Trust’s Principal Market NAV and Principal Market NAV per Share may occur.

The Trust uses the Index to determine its NAV and NAV per Share. However, for financial statement purposes, the Trust’s ether is carried at fair value as required by GAAP, which requires a determination based on the price of ether on principal market as identified by the Trust as set for in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). See “Net Asset Value Determinations” below. The Trust expects the applicable NAV and NAV per Share and corresponding Principal Market NAV and Principal Market NAV to accurately reflect the price of ether. However, deviations can occur between the prices from the principal market chosen by the GAAP fair value methodology and Index, which takes into consideration prices from all of the markets used to calculate the Index.

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of ether may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

If the processes of creation and redemption of Shares (which depend on timely transfers of ether to and by the Ether Custodians) encounter any unanticipated difficulties due to, for example, the price volatility of ether, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the Ether Custodians, any operational issues that may arise from creating and redeeming Shares via cash transactions, the closing of ether trading platforms due to fraud, failures, security breaches or otherwise, or network outages or congestion, spikes in transaction fees demanded by miners, or other problems or disruptions affecting the Ethereum network, then potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying ether may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. In certain such cases, the Sponsor may suspend the process of creation and redemption of Baskets. During such times, trading spreads, and the resulting premium or discount, on Shares may widen. Alternatively, in the case of a network outage or other problems affecting the Ethereum network, the processing of transactions on the Ethereum network may be disrupted, which in turn could affect the creation or redemption of Baskets. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of ether and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for ether should become relatively illiquid and thereby materially restrict opportunities for arbitraging by delivering ether in return for Baskets, the price of Shares may diverge from the value of ether.

Owning Shares is different than directly owning ether.

Investors should be aware that the market value of Shares of the Trust may not have a direct relationship with the prevailing price of ether, and changes in the prevailing price of ether similarly will not necessarily result in a comparable change in the market value of Shares of the Trust. The performance of the Trust will not reflect the specific return an investor would realize if the investor actually held or purchased ether directly. The differences in performance may be due to factors such as fees, transaction costs, operating hours of the Exchange and index tracking risk. Investors will also forgo certain rights conferred by owning ether directly, such as the right to claim airdrops. See “Risk Factors — The inability to recognize the economic benefit of a ‘fork’ or an ‘airdrop’ could adversely impact an investment in the Trust”.

Index tracking risk.

Although the Trust will attempt to structure its portfolio so that investments track the Index, the Trust may not achieve the desired degree of correlation between its performance and that of the Index and thus may not achieve its investment objective. The difference in performance may be due to factors such as fees, transaction costs, redemptions of, and subscriptions for, Shares, pricing differences or the cost to the Trust of complying with various new or existing regulatory requirements.

Liquidity risk.

The ability of the Trust or an Ether Counterparty to buy or sell ether may be adversely affected by limited trading volume, lack of a market maker in the digital asset markets, or legal restrictions. It is also possible that an ether spot market or governmental authority may suspend or restrict trading in ether altogether. Therefore, it may not always be possible to execute a buy or sell order at the desired price or to liquidate an open position due to market conditions on spot markets, regulatory issues affecting ether or other issues affecting counterparties. Ether is a new asset with a very limited trading history. Therefore, the markets for ether may be less liquid and more volatile than other markets for more established products.

Shares of the Trust are intended to be listed and traded on the Exchange. There is no certainty that there will be liquidity available on the Exchange or that the market price will be in line with the NAV or the Principal Market NAV at any given time. There is also no guarantee that once the Shares of the Trust are listed or traded on the Exchange that they will remain so listed or traded.

If demand for Shares of the Trust exceeds the availability of ether from exchanges and the Trust is not able to secure additional supply, Shares of the Trust may trade at a premium to their underlying value. Investors who pay a premium risk losing such premium if demand for the Shares of the Trust abates or the Sponsor is able to source more ether. In such circumstances, Shares of the Trust could also trade at a discount.

Prior to their issuance, there was no public market for Shares of the Trust.

Counterparty risk.

The Sponsor, Trust, Ether Counterparty, and Authorized Participants are subject to counterparty risk. An Ether Counterparty may fail to deliver to the Trust’s account at an Ether Custodian the amount of ether associated with a creation order, an Ether Counterparty may fail to deliver to the Trust’s account at the Cash Custodian the amount of cash associated with a redemption order, or the Cash Custodian may fail to deliver to the Authorized Participant at settlement the cash proceeds from the sale of ether associated with a redemption order.

The value of the Shares may be influenced by a variety of factors unrelated to the value of ether.

The value of the Shares may be influenced by a variety of factors unrelated to the price of ether and the ether exchanges included in the Index that may have an adverse effect on the price of the Shares. These factors include, but are not limited to, the following factors:

●	Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and offering of the Shares and storage of ether have been developed specifically for this product;

●	The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;

●	The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Trust’s account with the Ether Custodians, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or

●	Service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Ethereum network may increase the potential for ether to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

The Administrator is solely responsible for determining the value of the Trust’s ether, the Trust’s NAV and the Trust’s Principal Market NAV. The value of the Shares may experience an adverse effect in the event of any errors, discontinuance or changes in such valuation calculations.

The Administrator will determine the Trust’s NAV and the Trust’s Principal Market NAV. The Administrator’s determination is made utilizing data from the Ether Custodians’ operations and the Index (in the case of the NAV) and the principal market for ether as determined by the Trust (in the case of the Principal Market NAV). To the extent that the Trust’s NAV or the Principal Market NAV are incorrectly calculated, the Administrator may not be liable for any error and such misreporting of valuation data could adversely affect an investment in the Shares.

The Administrator determines the NAV of the Trust as of 4:00 p.m. ET, on each Business Day, as soon as practicable after that time and determines the Principal Market NAV as of 4:00 p.m. ET, on the valuation date. If the Index is not available, or if the Sponsor determines in good faith that the Index does not reflect an accurate ether price, then the Administrator will determine NAV by reference to the Trust’s principal market. There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply, and the Sponsor may make this determination in its sole discretion.

The Trust is subject to the risk that the Administrator may calculate the Index in a manner that ultimately inaccurately reflects the price of ether. To the extent that the NAV, Principal Market NAV, the Index, the Administrator’s or the Sponsor’s other valuation methodology are incorrectly calculated, neither the Sponsor, the Administrator nor the Trustee will be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Index or other valuation method used to calculate the NAV and Principal Market NAV of the Trust. Any such change in the Index or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

Ether Counterparties’ buying and selling activity associated with the creation and redemption of Baskets may adversely affect an investment in the Shares.

The purchase of ether in connection with Basket creation orders may cause the price of ether to increase, which will result in higher prices for the Shares. Increases in the ether prices may also occur as a result of ether purchases by other market participants who attempt to benefit from an increase in the market price of ether when Baskets are created. The market price of ether may therefore decline immediately after Baskets are created.

Selling activity associated with sales of ether in connection with redemption orders may decrease the ether prices, which will result in lower prices for the Shares. Decreases in ether prices may also occur as a result of selling activity by other market participants.

In addition to the effect that purchases and sales of as part of the creation and redemption process may have on the price of ether, sales and purchases of ether by similar investment vehicles (if developed) could impact the price of ether. If the price of ether declines, the trading price of the Shares will generally also decline.

The inability of Ether Counterparties to hedge their ether exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

Authorized Participants and market makers will generally want to hedge their exposure in connection with Basket creation and redemption orders. To the extent Authorized Participants and market makers are unable to hedge their exposure due to market conditions (e.g., insufficient ether liquidity in the market, inability to locate an appropriate hedge counterparty, etc.), such conditions may make it difficult for Authorized Participants to create or redeem Baskets (or cause them to not create or redeem Baskets). In addition, the hedging mechanisms employed by Ether Counterparties to hedge their exposure to ether may not function as intended, which may make it more difficult for them to enter into such transactions. Such events could negatively impact the market price of Shares and the spread at which Shares trade on the open market. To the extent Ether Counterparties wish to use futures to hedge their exposure, note that while growing in recent years, the market for exchange-traded ether futures has a limited trading history and operational experience and may be less liquid, more volatile and more vulnerable to economic, market and industry changes than more established futures markets. The liquidity of the market will depend on, among other things, the adoption of ether and the commercial and speculative interest in the market.

Arbitrage transactions intended to keep the price of Shares closely linked to the price of ether may be problematic if the process for the creation and redemption of Baskets encounters difficulties, which may adversely affect an investment in the Shares.

If the processes of creation and redemption of the Shares encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying ether may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the price of ether and may fall.

Security threats and cyber-attacks could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

Security breaches, cyber-attacks, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. Multiple thefts of ether and other digital assets from other holders have occurred in the past. Because of the decentralized process for transferring ether, thefts can be difficult to trace, which may make ether a particularly attractive target for theft. Cybersecurity failures or breaches of one or more of the Trust’s service providers (including but not limited to, the Index Provider, the Transfer Agent, the Administrator, or the Ether Custodians) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

The Trust and its service providers’ use of internet, technology and information systems (including mobile devices and cloud-based service offerings) may expose the Trust to potential risks linked to cybersecurity breaches of those technological or information systems. Security breaches, computer malware, ransomware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s ether held in the Trust’s account with the Ether Custodians will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s ether or private keys and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor or the Ether Custodians is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s ether may be subject to theft, loss, destruction or other attack.

The Sponsor has evaluated the security procedures in place for safeguarding the Trust’s ether. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust. Access to the Trust’s ether could be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack).

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Ether Custodians, or otherwise, and, as a result, an unauthorized party may obtain access to the Trust’s account with the Ether Custodians, the private keys (and therefore ether) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, the Ether Custodians, or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Ether Custodians may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Trust’s account with the Ether Custodians could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

While the Sponsor has established business continuity plans and systems that it believes are reasonably designed to prevent cyberattacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been, or cannot be, identified. Service providers may have limited indemnification obligations to the Trust, which could be negatively impacted as a result.

If the Trust’s holdings of ether are lost, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources, including insurance coverage, sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust may be limited to the relevant custodian or, to the extent identifiable, other responsible third parties (for example, a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust. Similarly, as noted below, the Ether Custodians have extraordinarily limited liability to the Trust, which will adversely affect the Trust’s ability to seek recovery from them, even when they are at fault.

It may not be possible, either because of a lack of available policies or because of prohibitive cost, for the Trust to obtain insurance that would cover losses of the Trust’s ether. If an uninsured loss occurs or a loss exceeds policy limits, the Trust could lose all of its assets.

The Ether Custodians could become insolvent.

The Trust’s assets are held in accounts maintained for the Trust by the Ether Custodians, an may in the future be held at other custodian banks which may be located in other jurisdictions. The Ether Custodians are not depository institutions as they are not insured by the FDIC. The insolvency of the Ether Custodians or of any broker, custodian bank or clearing corporation used by the Ether Custodians, may result in the loss of all or a substantial portion of the Trust’s assets or in a significant delay in the Trust having access to those assets. Additionally, custody of digital assets presents inherent and unique risks relating to access loss, theft and means of recourse in such scenarios. These risks are applicable to the Trust’s use of Coinbase Custodian.

The Trust may change the custodial arrangements described in this report at any time without notice to Shareholders.

The Trust is subject to risks due to its concentration of investments in a single asset.

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset within a single asset class. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with ether and digital assets. By concentrating its investment strategy solely in ether, any losses suffered as a result of a decrease in the value of ether can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

A lack of active trading markets for the Shares may result in losses on Shareholders’ investments at the time of disposition of Shares.

Although Shares of the Trust are listed and traded on an exchange, there can be no guarantee that an active trading market for the Shares will be maintained. If Shareholders need to sell their Shares at a time when no active market for them exists, the price Shareholders receive for their Shares, assuming that Shareholders are able to sell them, may be lower than the price that Shareholders would receive if an active market did exist and, accordingly, a Shareholder may suffer losses.

Several factors may affect the Trust’s ability to achieve its investment objective on a consistent basis.

There can be no assurance that the Trust will achieve its investment objective. Factors that may affect the Trust’s ability to meet its investment objective include: (1) The Trust’s or the Ether Counterparties’ ability to purchase and sell ether in an efficient manner to effectuate creation and redemption orders; (2) transaction fees associated with the Ethereum network; (3) the ether market becoming illiquid or disrupted; (4) the need to conform the Trust’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (5) early or unanticipated closings of the markets on which ether trades, resulting in the inability of Authorized Participants to execute intended portfolio transactions; and (6) accounting standards.

The amount of ether represented by the Shares will decline over time.

The amount of ether represented by the Shares will continue to be reduced during the life of the Trust due to the transfer of the Trust’s ether to pay for the Sponsor Fee and other liabilities.

Each outstanding Share represents a fractional, undivided interest in the ether held by the Trust. The Trust does not generate any income and transfers ether to pay for the Sponsor Fee and other liabilities. Therefore, the amount of ether represented by each Share will gradually decline over time. This is also true with respect to Shares that are issued in exchange for additional ether over time, as the amount of ether required to create Shares proportionally reflects the amount of ether represented by the Shares outstanding at the time of such Creation Basket being created. Assuming a constant ether price, the trading price of the Shares is expected to gradually decline relative to the price of ether as the amount of ether represented by the Shares gradually declines.

Shareholders should be aware that the gradual decline in the amount of ether represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of ether.

The development and commercialization of the Trust is subject to competitive pressures.

The Trust and the Sponsor face competition with respect to the creation of competing products, such as exchange-traded products offering exposure to the spot ether market or other digital assets. If the SEC were to approve many or all of the currently pending applications for such exchange-traded ether products, many or all of such products, including the Trust, could fail to acquire substantial assets, initially or at all.

The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. Smaller or early-stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. The Trust’s competitors may also charge a substantially lower fee than the Sponsor Fee in order to achieve initial market acceptance and scale. Accordingly, the Sponsor’s competitors may commercialize a competing product more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position, and the likelihood that the Trust will achieve initial market acceptance, and could have a detrimental effect on the scale and sustainability of the Trust and the Sponsor’s ability to generate meaningful revenues from the Trust.

If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust, and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. In addition, the Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of ether.

There can be no assurance that the Trust will grow to or maintain an economically viable size. There is no guarantee that the Sponsor will maintain a commercial advantage relative to competitors offering similar products. Whether or not the Trust and the Sponsor are successful in achieving the intended scale for the Trust may be impacted by a range of factors, such as the Trust’s timing in entering the market and its fee structure relative to those of competitive products.

A loss of confidence or breach of the Ether Custodians may adversely affect the Trust and the value of an investment in the Shares.

Custody and security services for the Trust’s ether are provided by the Ether Custodians, although the Trust may retain other ether custodians at a later date. Ether held by the Trust may be custodied or secured in different ways. Over time, the Trust may change the custody or security arrangement for all or a portion of its holdings. The Sponsor will decide the appropriate custody and arrangements based on, among other factors, the availability of experienced ether custodians and the Trust’s ability to securely safeguard the ether.

The Trust expects that the Ether Custodians will custody most or all of the Trust’s ether holdings. A loss of confidence or breach of the Ether Custodians may adversely affect the Trust and the value of an investment in the Shares.

The Sponsor may need to find and appoint a replacement ether custodian or prime broker quickly, which could pose a challenge to the safekeeping of the Trust’s ether.

The Sponsor could decide to replace one or more of the Ether Custodians as a custodian of the Trust’s ether or the Prime Broker as the provider of prime brokerages to the Trust. Transferring maintenance responsibilities of the Trust’s accounts with the Ether Custodians and the Prime Broker to another party will likely be complex and could subject the Trust’s ether to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

The Sponsor may not be able to find a party willing to serve as an ether custodian under the same terms as the current Custodial Services Agreements, or as a prime broker under the same terms as the current Prime Broker Agreement. To the extent that Sponsor is not able to find a suitable party willing to serve as an ether custodian or a prime broker, as applicable, the Sponsor may be required to terminate the Trust and liquidate the Trust’s ether. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified custodial services agreement or prime broker agreement that costs more, the value of the Shares could be adversely affected.

Lack of recourse.

The Ether Custodians have limited liability, impairing the ability of the Trust to recover losses relating to its ether and any recovery may be limited, even in the event of fraud. In addition, the Ether Custodians may not be liable for any delay in performance of any of its custodial obligations by reason of any cause beyond their reasonable control, including force majeure events, war or terrorism, and may not be liable for any system failure or third-party penetration of their systems. As a result, the recourse of the Trust to Ether Custodians may be limited.

Under the Coinbase Custody Agreement, Coinbase Custodian’s liability is limited to the greater of (i) the market value of the Trust’s ether held by the Ether Custodian at the time the events giving rise to the liability occurred and (ii) the fair market value of the Trust’s ether held by the Ether Custodian at the time that the Ether Custodian notifies the Sponsor or Trustee in writing, or the Sponsor or the Trustee otherwise has actual knowledge of the events giving rise to the liability.

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

Under the Anchorage Custody Agreement, except for Anchorage’s bad acts, confidentiality obligations under the Anchorage Custody Agreement, indemnification obligations under Anchorage Custody Agreement, or obligations with respect to rights to or limits on use under the Anchorage Custody Agreement, Anchorage is not liable for any losses, whether in contract, tort or otherwise, for any amount in excess of fees paid by the Trust in the twelve (12) months prior to when the liability arises. Moreover, Anchorage is not liable for (i) losses which arise from its compliance with applicable laws, including sanctions laws administered by OFAC; or (ii) special, indirect or consequential damages, or lost profits or loss of business arising in connection with the Anchorage Custody Agreement. In addition, Anchorage is not be liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to Anchorage or a third party for on-chain services, such as staking, voting, vesting, and signaling, unless such losses occur as a result of Anchorage’s fraud or intentional misconduct.

In addition, Anchorage shall not be liable for the failure to perform or any delay in the performance of its obligations under the Anchorage Custody Agreement to the extent such failure or delay is caused by or results from a circumstance beyond its reasonable control and that could not have been prevented or avoided by the exercise of due diligence, as long as the fact of the occurrence of such event is duly proven or is reasonably provable, including, but not limited to natural catastrophes, fire, explosions, pandemic or local epidemic, war or other action by a state actor, public power outages, civil unrests and conflicts, labor strikes or extreme shortages, acts of terrorism or espionage, Domain Name System server issues outside Anchorage’s direct control, technology attacks (e.g., DoS, DDoS, MitM), cyber-attack or malfunction on the blockchain network or protocol, or governmental action rendering performance illegal or impossible. Anchorage shall not be held liable by the Trust for such non-performance or delay.

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

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, the Administrator, the Transfer Agent, the Ether Custodians or the Prime Broker.

Each of the Sponsor, the Trustee, the Administrator, the Transfer Agent, the Ether Custodians, and the Prime Broker has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, the Trustee, the Administrator, the Transfer Agent, the Ether Custodians or the Prime Broker may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the ether holdings of the Trust and the value of the Shares.

Intellectual property rights claims may adversely affect the Trust and the value of the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding ether. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of ether. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses that would be borne by the Trust through the sale or transfer of its ether and any threatened action that reduces confidence in long-term viability or the ability of end-users to hold and transfer ether may adversely affect the value of the Shares. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its ether. As a result, an intellectual property rights claim against the Trust could adversely affect the value of the Shares.

Unforeseeable risks.

Ether has gained commercial acceptance only within recent years and, as a result, there is little data on its long-term investment potential. Additionally, due to the rapidly evolving nature of the ether market, including advancements in the underlying technology or advancements in competing technologies, changes to ether may expose investors in the Trust to additional risks which are impossible to predict.

Risks Associated with the Index and Index Pricing

The Index has a limited history.

The Index was developed by the Index Provider and has a limited performance history. Although the Index is based on materially the same methodology (except calculation time) as the Index Provider’s CME CF Ether Dollar Reference Rate (“ETHUSD_RR”), which was first introduced in November 2016, the Index itself has only been in operation since February 2022, and the Index has only featured its current roster of Constituent Exchanges since May 2022. A trading venue is eligible as a “Constituent Exchange” in any of the CME CF Cryptocurrency Pricing Products if it offers a market that facilitates the spot trading of the relevant base digital asset against the corresponding quote asset, including markets where the quote asset is made fungible with the accepted digital asset and makes trade data and order data available through an application programming interface with sufficient reliability, detail and timeliness. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess the Index’s performance. The Index Provider has substantial discretion at any time to change the methodology used to calculate the Index, including the spot markets that contribute prices to the Trust’s NAV. The Index Provider does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating the Index will appropriately track the price of ether in the future. The Index Provider has no obligation to take the needs of the Trust or the Shareholders into consideration in determining, composing, or calculating the Index.

Pricing sources used by the Index are digital asset spot markets that facilitate the buying and selling of ether and other digital assets. Although many pricing sources refer to themselves as “exchanges,” they are not registered with, or supervised by, the SEC or CFTC and do not meet the regulatory standards of a national securities exchange or designated contract market. For these reasons, among others, purchases and sales of ether may be subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity in the markets and government regulation and intervention. These circumstances could affect the price of ether used in Index calculations and, therefore, could adversely affect the ether price as reflected by the Index.

The Index is based on various inputs which include price data from various third-party ether spot markets. The Index Provider does not guarantee the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source.

Right to change index.

The Sponsor, in its sole discretion, may cause the Trust to track (or price its portfolio based upon) an index or standard other than the Index at any time, with prior notice to the Shareholders, if investment conditions change or the Sponsor believes that another index or standard better aligns with the Trust’s investment objective and strategy. The Sponsor may make this decision for a number of reasons, including, but not limited to the following:

●	Third parties may be able to purchase and sell ether on public or private markets not included among the Constituent Exchanges, and such transactions may take place at prices materially higher or lower than the Index price.

●	There may be variances in the prices of ether on the various Constituent Exchanges, including as a result of differences in fee structures or administrative procedures on different Constituent Exchanges.

●	The prices on each Constituent Exchange or pricing source may not be equal to the value of an ether as represented by the Index.

●	To the extent the Index price differs materially from the actual prices available on a Constituent Exchange, or the global market price of ether, the price of the Shares may no longer track, whether temporarily or over time, the global market price of ether, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the market price of ether.

●	To the extent market prices differ materially from the Index price, investors may lose confidence in the Shares’ ability to track the market price of ether, which could adversely affect the value of the Shares.

The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance.

Risks related to pricing.

The Trust’s portfolio will be priced, including for purposes of determining the NAV, based upon the Index. The price of ether in U.S. Dollars or in other currencies available from other data sources may not be equal to the prices used to calculate the NAV.

The NAV or the Principal Market NAV of the Trust will change as fluctuations occur in the market price of the Trust’s ether holdings as reflected in the Index. Shareholders should be aware that the public trading price per Share may be different from the NAV and the Principal Market NAV for a number of reasons, including price volatility, trading activity, the closing of ether trading platforms due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of ether.

An Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share and the Trust will therefore maintain its intended fractional exposure to a specific amount of ether per Share.

Shareholders also should note that the size of the Trust in terms of total ether held may change substantially over time and as Baskets are created and redeemed.

In the event that the value of the Trust’s ether holdings or ether holdings per Share is incorrectly calculated, neither the Sponsor nor the Administrator will be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

Regulatory Risk

There is a lack of consensus regarding the regulation of digital assets, including ether. Regulation of digital assets continues to evolve across different jurisdictions worldwide, which may cause uncertainty and insecurity as to the legal and tax status of a given digital asset. As ether and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, OCC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset spot market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Ongoing and future regulatory actions with respect to digital assets generally or any single digital asset in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

For example, certain events in 2022, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset exchanges, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, or similar future events, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector.

U.S. federal and state regulators have issued reports and releases concerning crypto assets, including Ethereum and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. It is difficult to predict how these and other related events will affect us or the crypto asset business.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance (“DeFi”) platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. It is not possible to predict whether Congress will grant additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital asset markets to function or how any new regulations that may flow from such authorities might impact the value of digital assets generally and ether held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. In 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the BSA by acting as a money services business and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset exchange, for similar violations. The requirement that exchangers that do business in the U.S. register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling ether and therefore may adversely affect the price of bitcoin and an investment in the Shares. In a March 2018 letter from FinCEN’s assistant secretary for legislative affairs to U.S. Senator Ron Wyden, the assistant secretary indicated that under current law both the developers and the exchanges involved in the sale of tokens in an initial coin offering may be required to register with FinCEN as money transmitters and comply with the anti-money laundering regulations applicable to money transmitters.

OFAC has added digital currency addresses to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether ether that has been associated with such addresses in the past can be easily sold. This “tainted” ether may trade at a substantial discount to untainted ether. Reduced fungibility in the ether markets may reduce the liquidity of ether and therefore adversely affect their price.

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

On February 15, 2022, Representative Warren Davidson introduced the “Keep Your Coins Act,” which is intended “[t]o prohibit Federal agencies from restricting the use of convertible virtual currency by a person to purchase goods or services for the person’s own use, and for other purposes.” That same day, Congressman Josh Gottheimer also announced a discussion draft of the “Stablecoin Innovation and Protection Act,” which is intended to define “qualified stablecoins” to differentiate them from “more volatile cryptocurrencies.”

On March 9, 2022, former President Biden signed an Executive Order on Ensuring Responsible Development of Digital Assets (the “Executive Order”), which outlined a unified federal regulatory approach to addressing the risks and benefits of digital assets. The Executive Order articulated various policy objectives related to digital assets, including investor protections, financial and national security risks, and responsible development and use of digital assets. The Executive Order directed federal government departments and agencies to produce various reports, frameworks, analyses, and regulatory and legislative recommendations to the Biden Administration. The policies and objectives of the Executive Order are very broad, and, at this time, it is unclear what impact it may have on the regulation of ether and other digital assets. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares. On January 23, 2025, President Trump issued an executive order titled “Executive Order on Strengthening American Leadership in Digital Financial Technology” that outlined the administration’s commitment to strengthening U.S. leadership in the digital asset space and established an inter-agency working group for artificial intelligence and crypto that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets, including stablecoins, in the United States.

On March 17, 2022, Senators Elizabeth Warren, Jack Reed, Mark Warner, and Jon Tester introduced the Digital Asset Sanctions Compliance Enhancement Act in an attempt to ensure blacklisted Russian individuals and businesses do not use cryptocurrency to evade economic sanctions.

On March 28, 2022, Representative Stephen Lynch, along with co-sponsors Jesús G. García, Rashida Tlaib, Ayanna Pressley, and Alma Adams, introduced H.R. 7231, the Electronic Currency and Secure Hardware Act (“ECASH Act”), which would direct the Secretary of the U.S. Treasury Department (not the Federal Reserve) to develop and issue a digital analogue to the U.S. dollar, or “e-cash,” which is intended to “replicate and preserve the privacy, anonymity-respecting, and minimal transactional data-generating properties of physical currency instruments such as coins and notes to the greatest extent technically and practically possible,” all without requiring a bank account. E-cash would be legal tender, payable to the bearer and functionally identical to physical U.S. coins and notes, “capable of instantaneous, final, direct, peer-to-peer, offline transactions using secured hardware devices that do not involve or require subsequent or final settlement on or via a common or distributed ledger, or any other additional approval or validation by the United States Government or any other third party payments processing intermediary,” including fully anonymous transactions, and “interoperable with all existing financial institutions and payment systems and generally accepted payments standards and network protocols, as well as other public payments programs.”

On April 6, 2022, Senator Pat Toomey released a draft of his Stablecoin Transparency of Reserves and Uniform Safe Transactions Act, or Stablecoin TRUST Act. The draft bill contemplates a “payment stablecoin,” which is convertible directly to fiat currency by the issuer. Only an insured depositary institution, a money transmitting business (authorized by its respective state authority) or a new “national limited payment stablecoin issuer” would be eligible to issue payment stablecoins. Additionally, payment stablecoins would be exempt from the federal securities requirements, including the Securities Act, the Exchange Act and the 1940 Act.

On June 7, 2022, Senators Kirsten Gillibrand and Cynthia Lummis introduced the “Responsible Financial Innovation Act,” which was drafted to “create a complete regulatory framework for digital assets that encourages responsible financial innovation, flexibility, transparency and robust consumer protections while integrating digital assets into existing law.” Importantly, the legislation would assign regulatory authority over digital asset spot markets to the CFTC and codify that digital assets that meet the definition of a commodity, such as bitcoin and ether, would be regulated by the CFTC.

In 2023 and 2024, Congress continued to consider several stand-alone digital asset bills, including a formal process to determine when digital assets will be treated as either securities to be regulated by the SEC or commodities under the purview of the CFTC, what type of federal/state regulatory regime will exist for payment stablecoins and the how the BSA will apply to cryptocurrency providers. In May 2024, the Financial Innovation and Technology for the 21st Century Act (“FIT for the 21st Century Act”) advanced through the United States House of Representatives in a vote along bipartisan lines.

The FIT for the 21st Century Act would require the SEC and the CFTC to jointly issue rules or guidance that would outline their process for removing from the SEC’s regulatory jurisdiction a digital asset that they deem inconsistent with the CEA and federal securities laws. The bill, in part, would also provide a certification process for blockchains to be recognized as decentralized, which would allow the SEC to challenge claims made by token issuers about meeting the outlined standards.

Legislative efforts have also focused on setting criteria for stablecoin issuers and what rules will govern redeemability and collateral. The Clarity for Payment Stablecoins Act of 2023, as introduced by House Finance Committee Chair Patrick McHenry (the “McHenry bill”), would make it unlawful for any entity other than a permitted payment stablecoin issuer to issue a payment stablecoin. The McHenry bill would establish bank-like regulation and supervision for federal qualified nonbank payment stablecoin issuers. These requirements include capital, liquidity and risk management requirements, application of the BSA and the Gramm-Leach-Bliley Act’s customer privacy requirements, certain activities limits, and broad supervision and enforcement authority. The McHenry bill would grant state regulators primary supervision, examination and enforcement authority over state stablecoin issuers, leaving the Federal Reserve Board with secondary, backup enforcement authority for “exigent” circumstances. The McHenry bill would also amend the Investment Advisers Act of 1940 (the “Advisers Act”), the 1940 Act, the Securities Act, the Exchange Act and the Securities Investor Protection Act of 1970 to specify that payment stablecoins are not securities for purposes of those federal securities laws.

On February 4, 2025, Sen. Bill Hagerty introduced the Guiding and Establishing National Innovation for U.S. Stablecoins of 2025 Act – the GENIUS Act – cosponsored by Senate Banking Chair Tim Scott and Sens. Kirsten Gillibrand and Cynthia Lummis, which would establish a U.S. regulatory framework for payment stablecoins. Like the McHenry bill, the GENIUS Act contemplates a regulatory framework where payment stablecoin issuers may be either a subsidiary of an insured bank, an uninsured depository institution or trust bank, or a nonbank, and primarily regulated at either the federal or state level. It would also prescribe stablecoin reserve requirements and require bank-like regulation for both bank and nonbank stablecoin issuers.

Several other bills have advanced through Congress to curb crypto as a payment gateway for illicit activity and money laundering. The “Blockchain Regulatory Clarity Act” would provide clarity to the regulatory classification of digital assets, providing market certainty for innovators and clear jurisdictional boundaries for regulators by affirming that blockchain developers and other related service providers that do not custody customer funds are not money transmitters. The “Financial Technology Protection Act,” another bipartisan measure, would set up an independent Financial Technology Working Group to combat terrorism and illicit financing in cryptocurrency. The “Blockchain Regulatory Certainty Act” aims to protect certain blockchain platforms from being designated as money-services businesses. Both acts advanced through the House with bipartisan support.

In a similar effort to prevent money laundering and stop crypto-facilitated crime and sanctions violations, bipartisan legislation was introduced to require DeFi services to meet the same anti-money laundering and economic sanctions compliance obligations as other financial companies. DeFi generally refers to applications that facilitate peer-to-peer financial transactions that are recorded on blockchains. By design, DeFi provides anonymity, which can allow malicious and criminal actors to evade traditional financial regulatory tools. Noting that transparency and sensible rules are vital for protecting the financial system from crime, the “Crypto-Asset National Security Enhancement and Enforcement (‘CANSEE’) Act” was introduced. The CANSEE Act would end special treatment for DeFi by applying the same national security laws that apply to banks and securities brokers, casinos and pawn shops, and other cryptocurrency companies like centralized trading platforms. DeFi services would be forced to meet basic obligations, most notably to maintain anti-money laundering programs, conduct due diligence on their customers, and report suspicious transactions to FinCEN.

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cybersecurity, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in digital asset business activity. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

The inconsistency in applying money transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of ether and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. It is still unclear, however, how many states, if any, will adopt some or all of the model legislation.

The transparency of blockchains has in the past facilitated investigations by law enforcement agencies. However, certain privacy-enhancing features have been or are expected to be introduced to a number of digital asset networks, and these features may provide law enforcement agencies with less visibility into transaction histories. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.

In addition, a determination that ether is offered and sold as a security under U.S. or foreign law could adversely affect an investment in the Trust.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the 1940 Act or commodity pools under the CEA.

The 1940 Act establishes a comprehensive federal regulatory framework for investment companies. Regulation of investment companies under the 1940 Act is designed to, among other things: prevent insiders from managing the companies to their benefit and to the detriment of public investors; prevent the inequitable or discriminate issuance of investment company securities and prevent the use of unsound or misleading methods of computing asset values. For example, registered investment companies subject to the 1940 Act must have a board of directors, a certain minimum percentage of whom must be independent (generally, at least a majority). Further, after an initial two-year period, such registered investment companies’ advisory and sub-advisory contracts must be annually reapproved by a majority of (1) the entire board of directors and (2) the independent directors. Additionally, such registered investment companies are subject to prohibitions and restrictions on transactions with their affiliates and required to maintain fund assets with special types of custodians (generally, banks or broker-dealers). Moreover, such registered investment companies are subject to significant limits on the use of leverage, as well as limits on the form of capital structure and the types of securities a registered fund can issue.

The Trust is not registered as an investment company under the 1940 Act, and the Sponsor believes that the Trust is not permitted or required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

Future and current laws and regulations by a United States or foreign government or quasi-governmental agencies could have an adverse effect on an investment in the Trust.

The regulation of ether and related products and services continues to evolve, may take many different forms and will, therefore, impact ether and its usage in a variety of manners. The inconsistent, unpredictable, and sometimes conflicting regulatory landscape may make it more difficult for ether businesses to provide services, which may impede the growth of the ether economy and have an adverse effect on consumer adoption of ether. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in the Trust or the ability of the Trust to continue to operate. Additionally, changes to current regulatory determinations of ether’s status as not being a security, changes to regulations surrounding ether futures or related products, or actions by a United States or foreign government or quasi-governmental agencies exerting regulatory authority over ether, the Ethereum network, ether trading, or related activities impacting other parts of the digital asset market, may adversely impact ether and therefore may have an adverse effect on the value of your investment in the Trust.

A number of jurisdictions worldwide have adopted prohibitions or restrictions on ether trading and other activity relating to virtual currencies and digital assets, which could negatively affect ether prices or demand. For instance, some observers believe that Chinese governmental regulatory actions regarding cryptocurrency mining and trading activity were one factor that contributed to the drawdowns in global ether prices in May 2021.

The legal status of ether and other digital assets varies substantially from country to country. In many countries, the legal status of ether is still undefined or changing. Some countries have deemed the usage of certain digital assets illegal. Other countries have banned digital assets or securities or derivatives in respect to them (including for certain categories of investors), banned the local banks from working with digital assets or have restricted digital assets in other ways. For example, ether and other digital assets currently face an uncertain regulatory landscape in many foreign jurisdictions, such as the European Union, China, the United Kingdom, Australia, Russia, Israel, Poland, India and Canada. In some countries, such as the United States, different government agencies define digital assets differently, leading to further regulatory conflict and uncertainty.

In addition, cybersecurity attacks by state actors, particularly for the purpose of evading international economic sanctions, are likely to attract additional regulatory scrutiny to the acquisition, ownership, sale and use of digital assets, including ether. The effect of any existing regulation or future regulatory change on the Trust or ether is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

Various foreign jurisdictions have adopted, and may continue to adopt in the near future, laws, regulations or directives that affect ether, particularly with respect to ether spot markets, trading venues and service providers that fall within such jurisdictions’ regulatory scope. Countries may, in the future, explicitly restrict, outlaw or curtail the acquisition, use, trade or redemption of ether. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of ether by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the ether economy in these jurisdictions as well as in the United States and elsewhere, or otherwise negatively affect the value of ether, and, in turn, the value of the Shares.

Any change in regulation in any particular jurisdiction may impact the supply and demand of that specific jurisdiction and other jurisdictions due to the global network of exchanges for ether, as well as composite prices used to calculate the underlying value of the Trust’s ether, as such data sources span multiple jurisdictions.

Future legal or regulatory developments may negatively affect the value of ether or require the Trust or the Sponsor to become registered with the SEC or CFTC, which may cause the Trust to incur unforeseen expenses or liquidate.

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which ether are treated for classification and clearing purposes. In particular, although ether is currently understood to be a commodity when transacted on a spot basis, ether itself in the future might be classified by the CFTC as a “commodity interest” under the CEA, subjecting all transactions in ether to full CFTC regulatory jurisdiction. Alternatively, in the future ether might be classified by the SEC as a “security” under U.S. federal securities laws. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. In particular, the Trust may be required to rapidly unwind its entire position in ether at potentially unfavorable prices and potentially terminate, in the event that ether were determined to fall under the definition of a security under U.S. securities laws. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders. As of the date of this Prospectus, the Sponsor is not aware of any rules that have been proposed to regulate ether as a commodity interest or a security.

To the extent that ether is determined to be a security, the Trust and the Sponsor may also be subject to additional regulatory requirements, including under the 1940 Act, and the Sponsor may be required to register as an investment adviser under the Advisers Act. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s ether at a time that is disadvantageous to Shareholders. Alternatively, compliance with these requirements could result in additional expenses to the Trust or significantly limit the ability of the Trust to pursue its investment objective.

To the extent that ether is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading advisor with the CFTC and become a member of the NFA and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s ether at a time that is disadvantageous to Shareholders.

The SEC has recently proposed rule changes amending and redesignating rule 206(4)-2 under the Advisers Act (the “Custody Rule”). The proposed “Safeguarding Rule” would amend the definition of a “qualified custodian” under the Custody Rule and expand the scope of the Custody Rule to cover all digital assets, including ether, and related advisory activities. If enacted as proposed, these rule changes would likely impose additional regulatory requirements with respect to the custody and storage of digital assets, including ether. The Sponsor is studying the impact that such amendments may have on the Trust and its arrangements with the Ether Custodians. It is possible that such amendments, if adopted, could prevent the Ether Custodians from serving as service providers to the Trust, or require potentially significant modifications to existing arrangements, which could cause the Trust to bear potentially significant increased costs. If the Sponsor is unable to make such modifications or appoint successor service providers to fill the roles that the Ether Custodians currently play, the Trust’s operations (including in relation to creations and redemptions of Baskets and the holding of ether) could be negatively affected, the Trust could dissolve (including at a time that is potentially disadvantageous to Shareholders), and the value of the Shares or an investment in the Trust could be affected. Further, the proposed amendments could have a severe negative impact on the price of ether and therefore the value of the Shares if enacted, by, among other things, making it more difficult for investors to gain access to ether, or causing certain holders of ether to sell their holdings.

If regulatory changes or interpretations of an Authorized Participant’s, the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, the Trust or the Sponsor as a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or as a money transmitter or digital asset business under state regimes for the licensing of such businesses, an Authorized Participant, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participant, Trust or Sponsor or increased commissions for the Authorized Participant’s clients, thereby reducing the liquidity of the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the BSA, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under NYDFS’ BitLicense regulation.

Such additional regulatory obligations may cause the Authorized Participant, the Trust or the Sponsor to incur extraordinary expenses. If the Authorized Participant, the Trust or the Sponsor decide to seek the required licenses, there is no guarantee that they will receive them in a timely manner. In addition, to the extent an Authorized Participant, the Trust, or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm the reputation of the Authorized Participant, the Trust or the Sponsor and affect the value of the Shares. Furthermore, an Authorized Participant, the Trust, or the Sponsor may not be able to acquire necessary state licenses or be capable of complying with certain federal or state regulatory obligations applicable to money services businesses, money transmitters, and businesses engaged in digital asset activity in a timely manner. The Authorized Participant may also instead decide to terminate its role as Authorized Participant of the Trust, or the Sponsor may decide to terminate the Trust. Termination by the Authorized Participant may decrease the liquidity of the Shares, which may adversely affect the value of the Shares, and any termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

Tax Risk

The ongoing activities of the Trust may generate tax liabilities for Shareholders.

It is expected that each Shareholder will include in the computation of their taxable income their proportionate share of the taxable income and expenses of the Trust, including gains and losses realized in connection with the use of ether to pay Trust expenses. The Trust does not anticipate making distributions to Shareholders, so any tax liability that a Shareholder incurs as a result of holding Shares will need to be satisfied from some other source of funds. If a Shareholder sells Shares in order to raise funds to satisfy such a tax liability, the sale itself may generate additional taxable gain or loss.

The tax treatment of ether and transactions involving ether for United States federal income tax purposes may change.

Under current Internal Revenue Service (the “IRS”) guidance, ether is treated as property, not as currency, for U.S. federal income tax purposes and transactions involving payment in ether in return for goods and services are treated as barter exchanges. Such exchanges result in capital gain or loss measured by the difference between the price at which ether is exchanged and the taxpayer’s basis in the ether. However, because ether is a new technological innovation, because IRS guidance has taken the form of administrative pronouncements that may be modified without prior notice and comment, and because there is as yet little case law on the subject, the U.S. federal income tax treatment of an investment in ether or in transactions relating to investments in ether may change from that described in this prospectus, possibly with retroactive effect. Any such change in the U.S. federal income tax treatment of ether may have a negative effect on prices of ether and may adversely affect the value of the Shares. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of virtual currency transactions, such as transactions involving ether. In addition, the IRS and U.S. Treasury Department have promulgated final Treasury regulations regarding the tax information reporting rules for crypto currency transactions. While the U.S. Treasury Department and the IRS have started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in ether or in transactions relating to investments in ether is unknown. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes.

Investors should consult their personal tax advisors before making any decision to purchase the Shares of the Trust. Additionally, the tax considerations contained herein are in summary form and may not be used as the sole basis for the decision to invest in the Shares from a tax perspective, since the individual situation of each investor must also be taken into account. Accordingly, the considerations regarding taxation contained herein any sort of material information or tax advice nor are they in any way to be construed as a representation or warranty with respect to specific tax consequences.

The tax treatment of ether and transactions involving ether for state and local tax purposes is not settled.

Because ether is a new technological innovation, the tax treatment of ether for state and local tax purposes, including without limitation state and local income and sales and use taxes, is not settled. It is uncertain what guidance, if any, on the treatment of ether for state and local tax purposes may be issued in the future. A state or local government authority’s treatment of ether may have negative consequences, including the imposition of a greater tax burden on investors in ether or the imposition of a greater cost on the acquisition and disposition of ether generally. Moreover, it cannot be ruled out that the tax treatment by tax authorities and courts could be interpreted differently or could be subject to changes in the future. Any such treatment may have a negative effect on prices of ether and may adversely affect the value of the Shares.

The taxation of ether and associated companies can vary significantly by jurisdiction and is subject to risk of significant revision. Such revision, or the application of new tax schemes or taxation in additional jurisdictions, may adversely impact the Trust’s performance. Before making a decision to invest in the Trust, investors should consult their local tax advisor on taxation.

A hard “fork” of the Ethereum blockchain could result in Shareholders incurring a tax liability.

The Trust intends to disclaim any digital assets created by a fork of the Ethereum blockchain. Although in certain circumstances the Sponsor may claim or receive new digital assets created by such a fork and use good faith efforts to make those digital assets (or at the Sponsor’s discretion, the proceeds thereof) available to Shareholders as of the record date of the fork, there can be no assurance that the Sponsor will do so. Therefore, if a fork of the Ethereum network results in holders of ether receiving a new digital asset of value, the Trust and the Shareholders may not participate in that value.

If a hard fork occurs in the Ethereum blockchain and the Trust claims the new forked asset, the Trust could hold both the original ether and the new “forked” asset. Under current IRS guidance, a hard fork resulting in the receipt of new units of cryptocurrency is a taxable event giving rise to ordinary income equal to the value of the new cryptocurrency. The Trust Agreement will require that, if such a transaction occurs, the Trust will as soon as possible direct the Ether Custodians to distribute the new forked asset in-kind to the Sponsor, as agent for the Shareholders, and the Sponsor will arrange to sell the new forked asset and for the proceeds to be distributed to the Shareholders. Such a sale will give rise to gain or loss, for U.S. federal income tax purposes, if the amount realized on the sale differs from the value of the new forked asset at the time it was received by the Trust. A hard fork may therefore give rise to additional tax liabilities for Shareholders.

Other Risks

The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares.

The Trust’s Shares are listed for trading on the Exchange under the market symbol “CETH”. Trading in Shares may be halted due to market conditions or, in light of the Exchange rules and procedures, for reasons that, in the view of the Exchange, make trading in Shares inadvisable. In addition, trading is subject to trading halts or pauses caused by extraordinary market volatility pursuant to “circuit breaker” rules and/or “limit up/limit down” rules that require trading to be halted or paused for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Trust’s Shares will continue to be met or will remain unchanged.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the Shares.

In the event that one or more Authorized Participants or market makers that have substantial interests in the Trust’s Shares withdraw or “step away” from participation in the purchase (creation) or sale (redemption) of the Trust’s Shares, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in Shareholders incurring a loss on their investment.

The market infrastructure of the ether spot market could result in the absence of active Authorized Participants able to support the trading activity of the Trust, which would affect the liquidity of the Shares in the secondary market and make it difficult to dispose of Shares.

Ether is extremely volatile, and concerns exist about the stability, reliability and robustness of many spot markets where ether trade. In a highly volatile market, or if one or more spot markets supporting the ether market faces an issue, it could be extremely challenging for any Authorized Participants to provide continuous liquidity in the Shares. There can be no guarantee that the Sponsor will be able to find an Authorized Participant to actively and continuously support the Trust.

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares.

Only Authorized Participants may create or redeem Baskets. All other Shareholders that desire to purchase or sell Shares must do so through the Exchange or in other markets, if any, in which the Shares may be traded. Shares may trade at a premium or discount to the NAV per Share or the Principal Market NAV per Share.

The Sponsor relies heavily on key personnel. The departure of any such key personnel could negatively impact the Trust’s operations and adversely impact an investment in the Trust.

The Sponsor relies heavily on key personnel to manage its activities. These key personnel intend to allocate their time managing the Trust in a manner that they deem appropriate. If such key personnel were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Sponsor.

Shareholders have no right or power to take part in the management of the Trust. Accordingly, no investor should purchase Shares unless such investor is willing to entrust all aspects of the management of the Trust to the Trustee and the Sponsor.

In addition, certain personnel performing services on behalf of the Sponsor will be shared with the respective affiliates of the Sponsor, including with respect to execution, Trust operations and legal, regulatory and tax oversight. Such individuals will devote a small percentage of their time to those activities.

Additionally, there can be no assurance that all of the personnel who provide services to the Trust will continue to be associated with the Trust for any length of time. The loss of the services of one or more such individuals could have an adverse impact on the Trust’s ability to realize its investment objective.

The Trust is new, and if it is not profitable, the Trust may terminate and liquidate at a time that is disadvantageous to Shareholders.

The Trust is new. If the Trust does not attract sufficient assets to remain open (such as, for example, where the current and anticipated total assets of the Trust relative to the current and anticipated total expenses of the Trust would make continued operation of the Trust impracticable), then the Trust could be terminated and liquidated at the direction of the Sponsor (or required to do so because it is delisted by the Exchange). Termination and liquidation of the Trust could occur at a time that is disadvantageous to Shareholders. When the Trust’s assets are sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders may be less than those that may be realized in a sale outside of a liquidation context.

Shareholders do not have the rights enjoyed by investors in certain other vehicles and may be adversely affected by a lack of statutory rights and by limited voting and distribution rights.

The Shares have limited voting and distribution rights. For example, Shareholders do not have the right to elect directors, the Trust may enact splits or reverse splits without Shareholder approval, and the Trust is not required to pay regular distributions, although the Trust may pay distributions at the discretion of the Sponsor.

The exclusive jurisdiction for certain types of actions and proceedings and waiver of trial by jury clauses set forth in the Trust Agreement may have the effect of limiting a Shareholder’s rights to bring legal action against the Trust and could limit a purchaser’s ability to obtain a favorable judicial forum for disputes with the Trust.

The Trust Agreement provides that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware will be the exclusive jurisdiction for any claims, suits, actions or proceedings, provided that causes of actions for violations of the Exchange Act or the Securities Act will not be governed by the exclusive jurisdiction provision of the Trust Agreement. By purchasing Shares in the Trust, Shareholders waive certain claims that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware is an inconvenient venue or is otherwise inappropriate. As such, Shareholder could be required to litigate a matter relating to the Trust in a Delaware court, even if that court may otherwise be inconvenient for the Shareholder.

The Trust Agreement also waives the right to trial by jury in any such claim, suit, action or proceeding, provided that causes of actions for violations of the Exchange Act or the Securities Act will not be governed by the waiver of the right to trial by jury provision of the Trust Agreement. If a lawsuit is brought against the Trust, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have, including results that could be less favorable to the plaintiffs in any such action. By purchasing Shares in the Trust, Shareholders waive a right to a trial by jury which may limit a Shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Trust.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Further, there is uncertainty as to whether a court would enforce the exclusive forum jurisdiction for actions arising under the Securities Act or Exchange Act.

Shareholders may be adversely affected by creation or redemption orders that are subject to postponement, suspension or rejection under certain circumstances.

The Trust may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which an emergency exists as a result of which the fulfilment of a purchase order or the redemption distribution is not reasonably practicable (for example, as a result of a significant technical failure, power outage, or network error), or (2) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust (for example, where acceptance of the total deposit required to create each Basket would have certain adverse tax consequences to the Trust or its Shareholders). In addition, the Trust may reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfilment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the secondary market, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

Shareholders may be adversely affected by an overstatement or understatement of the NAV or the Principal Market NAV calculation of the Trust due to the valuation methodology employed on the date of the NAV or the Principal Market NAV calculation.

The value established by using the Index may be different from what would be produced through the use of another methodology. Ether valued using techniques other than those employed by the Index, including ether investments that are “fair valued,” may differ from the value established by the Index.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity

The Trust, through the Sponsor, has established procedures to manage significant cybersecurity risks. The Trust’s operations depend on the systems of the Sponsor and other third-party providers. The Sponsor manages the Trust’s day-to-day operations and has implemented a cybersecurity program that applies to the Trust and its operations.

Cybersecurity Program Overview

The Sponsor has developed a cybersecurity program to manage cyber risks relevant to the Trust. This program includes risk assessments, security measures, and continuous monitoring of systems and networks. The Sponsor proactively identifies significant risks from new and evolving cybersecurity threats.

The Trust relies on the Sponsor to engage external experts, such as cybersecurity assessors, consultants, and compliance professionals, to review the cybersecurity measures and risk management processes. These third parties are engaged on an as-needed basis, with some hired on an ongoing basis as managed service providers.

The Trust relies on the Sponsor’s risk management program, which includes cyber risk assessments. These processes have been integrated into the Sponsor’s overall risk management system.

The Trust engages various third parties to support its operations. The Trust relies on the Sponsor’s expertise in risk management, legal, information technology, and compliance when managing risks from cybersecurity threats associated with these entities. Prior to engaging a key service provider, the Sponsor conducts a due diligence process.

The Sponsor has adopted a cybersecurity strategy focused around a Zero Trust Network model throughout the entire operational environment, operating on the premise that no entity, system or service provider within the Sponsor’s IT security perimeter can be inherently trusted. The Sponsor actively monitors its cybersecurity risks and has appointed an internal Cybersecurity Lead and partners with an outside service provider responsible for system monitoring and alerting.

In addition, the Sponsor enforces stringent security requirements for storage devices and applications, including encryption at rest, full user activity tracking, and secure sharing of client data. The Sponsor’s email environment is further fortified with dual factor authentication and other security measures. The Sponsor requires both two-factor and at rest encryption on all systems. The Sponsor requires through its compliance and cybersecurity policy that all system breaches detected by an employee are immediately escalated to the Chief Compliance Officer and Head of Legal.

The Sponsor also has several archival systems in place to monitor compliance. The Sponsor relies on a trusted firewall to manage and safeguard the Sponsor’s network. Furthermore, the Sponsor conducts regular reviews on third parties to ensure they have policies in place that are designed to prevent information security lapses or breaches.

Board Oversight of Cybersecurity Risks

The Sponsor does not have a board of directors, but rather, the board of directors (the “Board”) of 21co Holdings Limited (formerly known as Amun Holdings Limited) (“Parent Company”) provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board relies upon the Parent Company’s Risk Committee for cybersecurity risk governance. The Parent Company’s Risk Committee receives periodic updates regarding the overall state of the Sponsor’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Trust.

Management’s Role in Assessing & Managing Material Risks from Cybersecurity Threats

The Sponsor’s management, including the Sponsor’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. The Sponsor’s CCO approves all changes to the cybersecurity policy. The Sponsor relies on its full-service compliance partner to stay updated on all SEC rules and regulations and to recommend changes in the compliance policies when necessary. Management of the Sponsor is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Trust, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Sponsor. The Head of Legal and CCO would receive notifications of a cybersecurity incident that impacts a service provider of the Trust.

The Trust has an Incident Response Plan and Business Continuity/Disaster Recovery Plan, which it relies on the Sponsor’s plans. The CCO of the Sponsor is responsible for determining whether a cybersecurity incident is material to the Trust. Pursuant to the Sponsor’s policies and procedures, an internal team at the Sponsor is tasked with investigating all reported and suspected security breaches. The Sponsor is required to provide the required notifications without unreasonable delay after the discovery of a breach.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Trust is assessed on an ongoing basis, and how such risks could materially affect the Trust’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Trust has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Trust believes have materially affected, or are reasonably likely to materially affect, the Trust, including its business strategy, operational results, and financial condition.

Item 2. Properties

None.

Item 3. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of December 31, 2024, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Shares are listed on the Exchange under the symbol “CETH” and have been listed since July 23, 2024.

Holders

As of December 31, 2024, there were approximately 2 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

On June 18, 2024, 21Shares US LLC, in its capacity as Seed Capital Investor, purchased the Seed Creation Baskets comprising 20,000 Shares (the “Seed Creation Baskets”). The total proceeds to the Trust from the sale of the Seed Creation Baskets were $340,739.

The Trust does not purchase Shares directly from its Shareholders. In connection with the Trust’s redemption of Creation Baskets held by Authorized Participants, the Trust redeemed 80 Creation Baskets (comprising 800,000 Shares) during the quarter ended December 31, 2024. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
October 1, 2024 - October 31, 2024	-	$-	N/A
November 1, 2024 - November 30, 2024	240,000	$16.80	N/A
December 1, 2024 - December 31, 2024	560,000	$19.78	N/A

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 15 of Part IV of this annual report on Form 10-K (this “Form 10-K”). This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-K that address activities, events or developments that may occur in the future, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The Trust is a Delaware statutory trust, formed on September 5, 2023, pursuant to the DSTA. The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). The Trust is not registered as an investment company under the 1940 Act and is not a commodity pool for purposes of the CEA. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of Jura Pentium Inc., whose ultimate parent company is 21co Holdings Limited (formerly known as Amun Holdings Limited). The Sponsor is not subject to regulation by the CFTC as a commodity pool operator with respect to the Trust, or a commodity trading advisor with respect to the Trust. The Trust is an exchange-traded fund that issues units of beneficial interest representing fractional undivided beneficial interests in its net assets that trade on the Exchange. The Shares are listed for trading on the Exchange under a ticker symbol “CETH”.

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

The Trust’s investment objective is to seek to track the performance of ether, as measured by the performance of the CME CF Ether-Dollar Reference Rate—New York Variant, adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the administrator for the Index (the “Index Provider”). The Index is designed to reflect the performance of ether in U.S. dollars. In seeking to achieve its investment objective, the Trust holds ether at its Custodians and values its Shares daily based on the Index. The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the Trust.

The Trust issues Shares only in Creation Baskets of 10,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “CETH”. The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s ether holdings. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor is waiving the entire Sponsor Fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever comes first. Except for during periods during which the Sponsor Fee is being waived, the Sponsor Fee accrues daily and is payable in ether weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.21% annualized rate to the Trust’s total ether holdings, and the amount of ether payable in respect of each daily accrual is determined by reference to the Index.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a summary of accounting policies on cash and investment valuation. There were no material estimates involving a significant level of estimation uncertainty that had or are reasonably likely to have had a material impact on the Trust’s financial condition used in the preparation of the financial statements. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

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

Results of Operations

For the period May 1, 2024 (initial seed creation) through December 31, 2024*

The Trust’s net asset value increased to $16,869,879 on December 31, 2024, primarily from an increase in price of ether and a net increase in the number of shares outstanding of 1,010,000 from May 1, 2024 (date of initial seeding) to December 31, 2024.

Net realized and change in unrealized gain on investment in ether for the period May 1, 2024 (date of initial seeding) through December 31, 2024, was $4,386,107 which includes a net change in unrealized appreciation on investment in ether of $1,318,367. Net realized and unrealized gain on investment in ether for the period was driven by ether price appreciation throughout the year to $3,340.57 per ether as of December 31, 2024. Net increase in net assets resulting from operations was $4,386,107 for the year ended December 31, 2024, which consisted of a net increase in the number of shares outstanding and by the aforementioned net realized and change in unrealized gain on investment in ether.

*	No prior year comparative period has been provided as this is the first year of the Trust’s operations.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.21% of the Trust’s total ether holdings. The Sponsor agreed to waive the entire Sponsor Fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever came first. The six-month waiver period ended on January 23, 2025, at which time the Sponsor began collecting the Sponsor Fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by Administrator, the Custodians, Transfer Agent and the Trustee, the Marketing Fee, the Exchange’s listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

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

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the period from May 1, 2024 (initial seed creation date) through December 31, 2024.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Exemption from Management’s Report on Internal Control over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) during the quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Trust does not have any directors, officers, or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, a Delaware limited liability company, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

Russell Barlow is CEO of the Sponsor, Duncan Moir is President of the Sponsor, Edel Bashir is Chief Operating Officer of the Sponsor and Andres Valencia is the Executive Vice President of Investment Management for the Sponsor.

Mr. Russell Barlow, 51, has been the Chief Executive Officer of the Sponsor since March 2025, contributing more than 25 years of expertise in regulated asset management. Previously, Russell was the Global Head of Multi Asset and Alternative Investment Solutions and Global Head of Alternative Investment Solutions at abrdn plc, a global investment company (“abrdn”). Over the course of his career, he has designed, launched and managed a wide range of investment products. Additionally, Russell has held a position as a Non-Executive Director at Archax, the UK’s first FCA-regulated digital asset exchange.

Mr. Duncan Moir, 39, has been the President of the Sponsor since March 2025, with deep expertise in crypto and blockchain strategy. Previously, Duncan was a Senior Investment Manager at abrdn. He is an independent board member of Hedera Hashgraph LLC and an advisor to Web3 companies. A University of Strathclyde graduate with a BA (Hons) in Economics, he is also a CFA and CAIA charterholder.

Ms. Edel Bashir, 45, has been the Chief Operating Officer of the Sponsor since March 2025, with over 20 years of experience in asset management. Previously, Edel was the COO of Multi Asset and Alternative Investment Solutions, COO of Alternatives and a Senior Investment Manager at abrdn. Her expertise includes operation strategy, portfolio management, and hedge fund research. A graduate of University College Cork, Ireland with a BSc in Finance, she has held senior roles across Bermuda, Dublin and Boston.

Mr. Andres Valencia, 37, is the Executive Vice President of Investment Management at the Sponsor and a member of the Executive Committee. Before Andres joined the Sponsor in June 2021, he was a VP of Operations at JPMorgan as part of the Beta Strategies Group and helped launch and build the company’s ETF business. Andres has over ten years of experience managing ETFs. Andres started his career in Asset Servicing at Bank of New York Mellon covering commodity and currency ETFs.

The Trust does not have a code of ethics as it does not have any directors, officers, or employees.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers, including its Principal Executive Officer and Principal Financial Officer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Sponsor’s Policies are in place and require that the Sponsor eliminate, mitigate, or otherwise disclose conflicts of interest. Additionally, the Sponsor has adopted policies and procedures requiring that certain applicable personnel pre-clear personal trading activity in which ether is the referenced asset. The Sponsor has also implemented an Information Barrier Policy restricting certain applicable personnel from obtaining sensitive information. The Sponsor believes that these controls are reasonably designed to mitigate the risk of conflicts of interest and other impermissible activity. The Code of Ethics is available on request, free of charge, by writing the Sponsor at etf@21shares.com or calling the Sponsor at (646) 370-6016.

Insider Trading Policy

The Trust does not have an insider trading policy as it does not have any directors, officers, or employees.

The Sponsor has adopted an insider trading policy applicable to the Sponsor’s directors, officers and employees, which is included as an exhibit to this annual report on Form 10-K.

Item 11. Executive Compensation

The Trust does not have directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

There are no persons known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust as of March 26, 2025.

Security Ownership of Management

The Trust does not have directors or executive officers.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Securities Authorized for Issuance under Equity Compensation Plans

The Trust has no securities authorized for issuance under equity compensation plans.

Item 13. Certain Relationships and Related Transactions

See Item 11.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Cohen & Company, Ltd., as paid by the Sponsor from the Sponsor fee, for the period ended December 31, 2024 were:

2024
Audit fees	$96,500
Audit-related fees	$-
Tax fees	$-
All other fees	$-
Total	$96,500

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to Cohen & Company, Ltd. for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Forms 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by Cohen & Company, Ltd. described above. The Sponsor pre-approved all audit services of the independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Index to Financial Statements on page F-1.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

No.	Exhibit Description
3.1	Trust Agreement(2)
3.2	Amended and Restated Trust Agreement(2)
3.3	Certificate of Trust(2)
3.4	Amended Certificate of Trust(2)
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934(1)
10.1	Form of Sponsor Agreement(5)
10.2	Form of Authorized Participant Agreement(2)
10.3	Form of Prime Broker Agreement(2)
10.4	Form of Custodial Services Agreement(2) (included as Exhibit A to Form of Prime Broker Agreement)
10.5	Form of Fund Administration and Accounting Agreement(2)
10.6	Form of Transfer Agency and Services Agreement(2)
10.7	Form of Index Licensing Agreement(2)
10.8	Form of Marketing Agent Agreement(2)
10.9	Form of Cash Custody Agreement(2)
10.10	Form of Subscription Agreement(2)
10.11	Initial Seed Capital Subscription Agreement(2)
10.12	BitGo Custodial Services Agreement(3)
10.13	Anchorage Custodial Services Agreement(3)
19.1	Insider Trading Policies and Procedures(1)
23.1	Consent of Independent Registered Public Accounting Firm(4)
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
97.1	Executive Officer Incentive-Based Compensation Clawback Policy(1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

(1)	Filed herewith.
(2)	Incorporated by reference to Pre-Effective Amendment No.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-274364) filed by the Registrant on May 31, 2024.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on September 12, 2024.
(4)	Incorporated by reference to Pre-Effective Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 333-274364) filed by the Registrant on July 8, 2024.
(5)	Incorporated by reference to Pre-Effective Amendment No. 6 to the Registrant's Registration Statement on Form S-1 (File No. 333-274364) filed by the Registrant on July 17, 2024.

Item 16. Form 10-K Summary

None.

GLOSSARY OF DEFINED TERMS

“Advisers Act”: The Investment Advisers Act of 1940, as amended.

“Article 8”: Article 8 of the New York Uniform Commercial Code.

“1940 Act”: Investment Company Act of 1940, as amended.

“Additional Trust Expenses”: Certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses (as defined below), which the Sponsor does not assume, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the  ether Custodians, Administrator or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

“Administrator”: The Bank of New York Mellon.

“Authorized Participant”: One that purchases or redeems Baskets from or to the Trust.

“Basket” or “Creation Basket”: A block of 10,000 Shares used by the Trust to issue or redeem Shares.

“Blockchain” or “Ethereum blockchain”: The public transaction ledger of the Ethereum network on which validators or validator pools stake ether allowing them to be selected to add records of recent transactions (called “blocks”) to the chain of transactions in exchange for an award of ether from the Ethereum network and the payment of transaction fees, if any, from users whose transactions are recorded in the block being added.

“Business Day”: Any day other than a day when the Exchange is closed for regular trading.

“CBDCs”: Central bank digital currencies.

“Cash Custodian”: The Bank of New York Mellon

“CEA”: Commodity Exchange Act of 1936, as amended.

“CFTC”: Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and options in the United States.

“Code”: Internal Revenue Code of 1986, as amended.

“Coinbase Global”: Coinbase Global, Inc., the parent of Coinbase, Inc.

“Cold Vault Balance”: The Trust’s “cold storage” or similarly secure technology.

“Connected Trading Venue”: Trading venues (including third-party venues and the Prime Broker’s own execution venue) where the Prime Broker executes orders to buy and sell ether on behalf of clients.

“Constituent Exchange”: A trading venue that is eligible as in any of the CME CF Cryptocurrency Pricing Products if it offers a market that facilitates the spot trading of the relevant base digital asset against the corresponding quote asset, including markets where the quote asset is made fungible with the accepted digital assets and makes trade data and order data available through an application programming interface with sufficient reliability, detail and timeliness.

“DeFi”: Decentralized finance.

“DFPI”: California Department of Financial Protection and Innovation.

“DTC”: The Depository Trust Company. DTC will act as the securities depository for the Shares.

“DTC Participant”: An entity that has an account with DTC.

“DSTA”: Delaware Statutory Trust Act.

“Ether”: A digital asset based on the decentralized, open-source protocol of the peer-to-peer Ethereum computer network.

“Ether Counterparty”: Designated third party, who is not an Authorized Participant but who may be an affiliate of an Authorized Participant, or the Prime Broker or Lender, as applicable, with whom the Sponsor has entered into an agreement on behalf of the Trust, that will, acting as a counterparty, deliver, receive or convert to U.S. dollars the ether related to the Authorized Participant’s creation or redemption order.

“Ether Custodians”: Coinbase Custody Trust Company, LLC, Anchorage Digital Bank N.A, BitGo New York Trust Company, LLC.

“Ethereum”: The open-source, decentralized, peer-to-peer Ethereum network, and the system as a whole that is involved in maintaining the ledger of ether ownership and facilitating the transfer of ether among parties

“Ethereum blockchain”: The blockchain ledger for Ethereum.

“Exchange”: Cboe BZX Exchange, Inc.

“Exchange Act”: The Securities Exchange Act of 1934, as amended.

“FinCEN”: The Financial Crimes Enforcement Network.

“FINRA”: Financial Industry Regulatory Authority, formerly the National Association of Securities Dealers.

“GAAP”: Accounting principles generally accepted in the United States of America.

“Indirect Participants”: Banks, brokers, dealers and trust companies that clear through or maintain a custodial relationship with a DTC Participant, either directly or indirectly.

“Incidental Rights”: Rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of ether and arise without any action of the Trust, or of the Sponsor on behalf of the Trust.

“Index”: CME CF Ether-Dollar Reference Rate — New York Variant

“Index Provider”: CF Benchmarks Ltd.

“IRS”: U.S. Internal Revenue Service.

“IR Virtual Currency”: Virtual currency tokens, or other assets or rights, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right.

“KYT”: Know-Your-Transaction.

“Lender”: Coinbase Credit, Inc.

“Marketing Agent”: Foreside Global Services, LLC.

“Mutually Capped Liabilities”: In respect of the Coinbase Custodian’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Coinbase Custodian’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, or violation of any law, rule or regulation with respect to the provision of its services, the Coinbase Custodian’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Coinbase Custodian in the 12 months prior to the event giving rise to the Coinbase Custodian’s liability.

“NAV”: Net asset value of the Trust.

“NAV per Share”: Net asset value of the Trust per Share.

“NFA”: National Futures Association.

“OFAC”: Office of Foreign Assets Control of the U.S. Treasury Department.

“PB Mutually Capped Liabilities”: In respect of the Prime Broker’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Prime Broker’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, violation of any law, rule or regulation with respect to the provision of its services, or the full amount of the Trust’s assets lost due to the insolvency of or security event at a Connected Trading Venue, the Prime Broker’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Prime Broker in the 12 months prior to the event giving rise to the Prime Broker’s liability.

“Prime Broker”: Coinbase, Inc.

“Principal Market NAV”: Net asset value of the Trust determined on a GAAP basis.

“Principal Market NAV per Share”: Net asset value of the Trust per Share determined on a GAAP basis.

“Redemption Order Date”: The date a redemption order is received in satisfactory form by the Marketing Agent.

“Register”: The record of all Shareholders and holders of the Shares in certificated form kept by the Administrator.

“Relevant Coinbase Entities”: Coinbase Global and Coinbase Inc.

“SEC”: The U.S. Securities and Exchange Commission.

“Securities Act”: The Securities Act of 1933.

“Seed Capital Investor”: 21Shares US LLC, a Delaware limited liability company.

“Seed Creation Baskets”: Shares of the Trust purchased by the Seed Capital Investor.

“Shares”: Common shares representing fractional undivided beneficial interests in the Trust.

“Shareholders”: Holders of Shares.

“Staking Activities”: employing any portion of the Trust’s assets in actions where any portion of the Trust’s ether becomes subject to the Ethereum proof-of-stake validation or is used to earn additional ether or generate income or other earnings.

“Sponsor”: 21Shares US LLC, a Delaware limited liability company.

“Sponsor-paid Expenses”: The fees and other expenses incurred by the Trust in the ordinary course of its affairs, which the Sponsor assumes and pays, excluding taxes, but including (i) the Marketing Fee, (ii) fees to the Administrator, if any, (iii) fees to the Ether Custodians, (iv) fees to the Transfer Agent, (v) fees to the Trustee, (vi) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (vii) ordinary course legal fees and expenses but not litigation-related expenses, (viii) audit fees, (ix) regulatory fees, including if applicable any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs; (xi) costs of maintaining the Sponsor’s website and (xii) applicable license fees, provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

“Sponsor Indemnified Party”: The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries.

“Trade Credits”: Ether or cash that are borrowed by the Trust as trade credits.

“Transfer Agent”: The Bank of New York Mellon.

“Trust”: 21Shares Core Ethereum ETF.

“Trust Agreement”: Amended and Restated Trust Agreement of 21Shares Core Ethereum ETF.

“Trustee”: Delaware Trust Company, a Delaware trust company.

“U.S Treasury Department”: U.S. Department of the Treasury.

“You”: The owner or holder of Shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21Shares Core Ethereum ETF (Registrant)

By:	21Shares US LLC, its Sponsor

Signature	Title (Capacity)	Date

/s/ Russell Barlow	Chief Executive Officer	March 26, 2025
Russell Barlow	(Principal Executive Officer)

/s/ Duncan Moir	President (Principal Financial Officer and	March 26, 2025
Duncan Moir	Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Russell Barlow	Chief Executive Officer	March 26, 2025
Russell Barlow	(Principal Executive Officer)

/s/ Duncan Moir	President (Principal Financial Officer and	March 26, 2025
Duncan Moir	Principal Accounting Officer)

21shares CORE EtherEUM ETF

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

21Shares Core Ethereum ETF

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investment, of 21Shares Core Ethereum ETF (the “Trust”) as of December 31, 2024, and the related statements of operations and changes in net assets for the period from May 1, 2024 (date of initial seeding) through December 31, 2024, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024, and the results of its operations and changes in its net assets for the period from May 1, 2024 (date of initial seeding) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit includes performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of digital assets owned as of December 31, 2024, by correspondence with the custodians. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Trust’s auditor since 2024.

/s/ COHEN & COMPANY, LTD.

COHEN & COMPANY, LTD.

Towson, Maryland

March 26, 2025

21SHARES CORE ETHEREUM ETF

STATEMENT OF ASSETS AND LIABILITIES

December 31, 2024*
Assets
Investment in ether, at fair value (cost $15,551,512)	$16,869,879
Total assets	16,869,879
Liabilities
Total liabilities	$–
Commitments and contingent liabilities (Note 9)
Net assets	$16,869,879

Net assets consist of:
Paid-in-capital	$12,483,772
Accumulated earnings (loss)	4,386,107
$16,869,879

Shares issued and outstanding, no-par value, unlimited amount authorized	1,010,000
Net asset value per share	$16.70

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

The accompanying notes are an integral part of the financial statements.

21SHARES CORE ETHEREUM ETF

SCHEDULE OF INVESTMENT

December 31, 2024*

	Quantity of ether	Cost	Fair Value	% of Net Assets
Investment in ether	5,050.0000	$15,551,512	$16,869,879	100.00%
Total investments	5,050.0000	$15,551,512	$16,869,879	100.00%
Liabilities in excess of other assets			-	-
Net assets			$16,869,879	100.00%

*	No comparative schedule has been provided as this is the first fiscal year of the Trust’s operations.

The accompanying notes are an integral part of the financial statements.

21SHARES CORE ETHEREUM ETF

STATEMENT OF OPERATIONS

For the Period from May 1, 2024 (date of initial seeding) through December 31, 2024*
Expenses
Sponsor fee	$14,657
Total expenses	14,657
Less waiver and reimbursement	(14,657)
Net expenses	–
Net investment loss	–

Realized and change in unrealized gain (loss)

Net realized gain on investment in ether sold for redemptions	3,067,740
Net change in unrealized appreciation on investment in ether	1,318,367
Net realized and change in unrealized gain (loss)	4,386,107
Net increase in net assets resulting from operations	$4,386,107

*	No prior year comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

The accompanying notes are an integral part of the financial statements.

21SHARES CORE ETHEREUM ETF

STATEMENT OF CHANGES IN NET ASSETS

For the Period from May 1, 2024 (date of initial seeding) through December 31, 2024*
Net assets, beginning of period	$–
Contributions for Shares issued	27,592,779
Distributions for Shares redeemed	(15,109,007)
Net investment loss	–
Net realized gain on investment in ether sold for redemptions	3,067,740
Net change in unrealized appreciation on investment in ether	1,318,367
Net assets, end of period	$16,869,879

Shares issued and redeemed
Shares issued	1,810,002
Shares redeemed	(800,002)
Net increase in Shares issued and outstanding	1,010,000

*	No prior year comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

The accompanying notes are an integral part of the financial statements.

21Shares Core Ethereum ETF

Notes to Financial Statements

1.	Organization

The 21Shares Core Ethereum ETF (the “Trust”) is a Delaware statutory trust, formed on September 5, 2023, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of Jura Pentium Inc., whose ultimate parent company is 21co Holdings Limited (formerly known as Amun Holdings Limited). Coinbase Custody Trust Company, LLC (“Coinbase”), BitGo New York Trust Company, LLC (“BitGo”), and Anchorage Digital Bank N.A (“Anchorage”, and, together with Coinbase and BitGo, as the context may require, the “Custodian”, “Custodians” and each a “Custodian”), are the Custodians for the Trust and hold all of the Trust’s ether on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon.

The Trust is an exchange-traded fund that issues units of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Shares were listed for trading on the Exchange on July 23, 2024, under the ticker symbol “CETH”.

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

The Sponsor served as the “Seed Capital Investor” to the Trust. On May 1, 2024, the Sponsor, in its capacity as Seed Capital Investor, subject to certain conditions, purchased 2 Shares at a per-Share price of $50.00 (the “Initial Seed Shares”). Total proceeds to the Trust from the sale of these Initial Seed Shares were $100. Delivery of the Seed Shares were made on May 1, 2024.

On June 18, 2024 (the “Seed Capital Purchase Date”), the Sponsor, in its capacity as Seed Capital Investor, purchased the Seed Creation Baskets comprising 20,000 Shares (the “Seed Creation Baskets”). In its capacity as the Seed Capital Investor, the Sponsor has acted as a statutory underwriter in connection with this purchase. The total proceeds to the Trust from the sale of the Seed Creation Baskets were $340,739. On June 18, 2024, the Trust purchased ether with the proceeds of the Seed Creation Baskets by transacting with an Ether Counterparty to acquire ether on behalf of the Trust in exchange for cash provided by the Sponsor in its capacity as Seed Capital Investor. All ether acquired in connection with the Seed Creation Baskets is held by the one or more of the Custodians.

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

The preparation of the financial statements in conformity with US GAAP requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from such estimates as additional information becomes available or actual amounts may become determinable. Should actual results differ from those previously recognized, the recorded estimates will be revised accordingly with the impact reflected in the operating results of the Trust in the reporting period in which they become known.

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

The Trust identifies and determines the ether principal market (or in the absence of a principal market, the most advantageous market) for GAAP purposes consistent with the application of the fair value measurement framework in FASB ASC 820 – Fair Value Measurement. A principal market is the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will be based on the market with the greatest volume and level of activity that can be accessed. The Trust obtains relevant volume and level of activity information and based on initial analysis will select an exchange market as the Trust’s principal market. The net asset value (“NAV”) and NAV per Share will be calculated using the fair value of ether based on the price provided by this exchange market, as of 4:00 p.m. ET on the measurement date for GAAP purposes. The Trust will update its principal market analysis periodically and as needed to the extent that events have occurred, or activities have changed in a manner that could change the Trust’s determination of the principal market.

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

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investment in ether	$16,869,879	$16,869,879	$–	$–

*	No comparative schedule has been provided as this is the first fiscal year of the Trust’s operations.

The cost basis of the investment in ether recorded by the Trust for financial reporting purposes is the fair value of ether at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the authorized participant from the sale of the corresponding Shares to investors.

Investment Transactions

The Trust considers investment transactions to be the receipt of ether for Share creations and the delivery of ether for Share redemptions or for payment of expenses in ether. The Trust records its investments transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including redemption of shares and settling obligations for the Sponsor’s Fee in ether.

Calculation of Net Asset Value “NAV” and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. (Eastern Time), the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the ether and other assets held by the Trust. The Trustee computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Trust operates as expected, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes and the Trust itself should not be subject to U.S. federal income tax. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions passed through to each beneficial owner of Shares. If the Trust sells ether (for example, to pay fees or expenses), such a sale is a taxable event to Shareholders. Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the ether held in the Trust at the time of the sale and may recognize gain or loss on such sale. The Sponsor has reviewed the tax positions as of December 31, 2024, and has determined that no provision for income tax is required in the Trust’s financial statements.

Recently Issued Accounting Pronouncements

The Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Sponsor. The CODM monitors the operating results of the Trust. The financial information the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements.

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

3.	Fair Value of Ether

The following represents the changes in quantity of ether and the respective fair value on December 31, 2024 *:

	Quantity of ether	Fair Value
Beginning balance as of May 1, 2024	–	$–
Ether purchased	9,050.0000	27,592,779
Ether sold	(4,000.0000)	(15,109,007)
Net realized gain on investment in ether sold to pay Sponsor fee	–	–
Net realized gain on investment in ether sold for redemptions	–	3,067,740
Change in unrealized appreciation on investment in ether	–	1,318,367
Ending balance as of December 31, 2024*	5,050.0000	$16,869,879

*	No prior year comparative period presented as this is the first fiscal year of the Trust’s operations.

4.	Trust Expenses

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s ether holdings. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor Fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever came first. The six-month waiver period ended on January 23, 2025, at which time the Sponsor began collecting the Sponsor Fee. Except for during periods in which the Sponsor Fee is being waived, the Sponsor Fee accrues daily and is payable in ether weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.21% annualized rate to the Trust’s total ether holdings, and the amount of ether payable in respect of each daily accrual is determined by reference to the Index.

The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. Operating expenses assumed by the Sponsor include; (i) the Marketing Fee, (ii) fees to the Administrator, if any, (iii) fees to the ether Custodians, (iv) fees to the Transfer Agent, (v) fees to the Trustee, (vi) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (vii) ordinary course legal fees and expenses but not litigation-related expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or Exchange Act, (x) printing and mailing costs; (xi) costs of maintaining the Sponsor’s website and (xii) applicable license fees (each, a “Sponsor-paid Expense,” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense (as defined below) will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

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

The Trust creates and redeems Shares on a continuous basis but only in Creation Baskets consisting of 10,000 Shares or multiples thereof on the NAV of the date of the creation or redemption. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders. The Trust engages in ether transactions for converting cash into ether (in association with purchase orders) and ether into cash (in association with redemption orders). The Trust conducts its ether purchase and sale transactions by, in its sole discretion, choosing to trade directly with third parties (each, an “ether Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such ether Trading Counterparties and the Trust, or choosing to trade through the Prime Broker acting in an agency capacity with third parties such as through its Coinbase Prime service pursuant to the Prime Broker Agreement. An ether Trading Counterparty may be an affiliate of an Authorized Participant.

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

For the Period from May 1, 2024 (date of initial seeding) through December 31, 2024*
Activity in Capital Transactions Issued and Redeemed:
Shares issued(1)	1,810,002
Shares redeemed(1)	(800,002)
Net Change in Capital Transactions Issued and Redeemed	1,010,000

*	No prior year comparative period presented as this is the first fiscal year of the Trust’s operations.
(1)	Included 2 initial seed shares issued and redeemed in cash.

For the Period from May 1, 2024 (date of initial seeding) through December 31, 2024*
Activity in Capital Transactions Issued and Redeemed:
Shares issued	$27,592,779
Shares redeemed	(15,109,007)
Net Change in Capital Transactions Issued and Redeemed	$12,483,772

*	No prior year comparative period presented as this is the first fiscal year of the Trust’s operations.

Ether purchased payable represents the quantity of ether purchased for the creation of Shares where the ether has not yet settled. Generally, ether is transferred within two Business Days of the trade date.

December 31, 2024*
Ether purchased payable	$-

*	No prior year comparative period presented as this is the first fiscal year of the Trust’s operations.

Ether sold receivable represents the quantity of ether sold for the redemption of Shares where the ether has not yet been settled. Generally, ether is transferred within two Business Days of the trade date.

December 31, 2024*
Ether sold receivable	$-

*	No prior year comparative period presented as this is the first fiscal year of the Trust’s operations.

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of December 31, 2024, the Sponsor owned 20,000 Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Quarterly Statement of Operations (unaudited)

For the Period from May 1, 2024 (date of initial seeding) through December 31, 2024*

	Three Months Ended (unaudited)
	For the Period from May 1, 2024 (date of initial seeding) through June 30, 2024	Sept-30, 2024	Dec-31, 2024	For the Period from May 1, 2024 (date of initial seeding) through December 31, 2024
Expenses
Sponsor Fee	$-	$3,777	$10,880	$14,657
Waiver and Reimbursement	-	(3,777)	(10,880)	(14,657)
Net expenses	-	-	-	-
Net investment loss	-	-	-	-

Realized and change in unrealized gain (loss)
Net realized gain on investment in ether sold for redemptions	-	-	3,067,740	3,067,740
Net change in unrealized appreciation on investment in ether	1,561	(3,223,608)	4,540,414	1,318,367
			-
Net realized and change in unrealized gain (loss)	1,561	(3,223,608)	7,608,154	4,386,107
Net increase (decrease) in net assets resulting from operations	$1,561	$(3,223,608)	$7,608,154	$4,386,107

*	No prior year comparative table has been provided as this is the first fiscal year of the Trust’s operations.

8.	Financial Highlights

Per Share Performance (for a Share outstanding throughout the period presented)

For the period May 1, 2024 (date of initial seeding) through December 31, 2024*
Net asset value per Share, beginning of period	$17.04 [1]
Net investment loss[2]	-
Net realized and change in unrealized gain (loss) on investment in ether[3]	(0.34)
Net increase (decrease) in net assets resulting from operations	(0.34)
Net asset value per Share, end of period	$16.70

Total return, at net asset value[4,6]	(2.00)%

Ratio to average net assets[5,7]
Net investment income (loss)	-%
Gross expenses	0.21%
Net expenses	-%

*	No prior year comparative financial statements have been provided as this is the first fiscal year of the Trust’s operations.
1	The amount represents the NAV per Share on June 18, 2024, the Seed Capital Purchase Date.
2	Calculated using average Shares outstanding.
3

The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.

4	Total return is calculated based on the change in value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.
5	Annualized.
6	Not annualized.
7	Calculated based on average net assets starting on the Seed Capital Purchase Date.

9.	Commitments and Contingent Liabilities

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

10.	Concentration Risk

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset within a single asset class. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with ether and digital assets. By concentrating its investment strategy solely in ether, any losses suffered as a result of a decrease in the value of ether can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

11.	Indemnification

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

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates, and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Trust Agreement without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft, or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Trust Agreement. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Trust Agreement. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Trust Agreement.

The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee’s breach of its obligations pursuant to the Trust Agreement or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee’s officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Trust Agreement or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

12.	Subsequent Events

The Trust has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued and has determined that there are no material events that would require disclosure in the financial statements.