Form 10-Q
period 2025-03-31
21Shares Core Ethereum ETF
filed 2025-05-13
CIK 1992508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to____________

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

The registrant had 1,790,000 outstanding shares as of May 6, 2025.

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

Should one or more of these risks discussed in “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s belief, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

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

21Shares CORE ETHEREUM ETF

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

21Shares Core Ethereum ETF

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investment in ether, at fair value (cost $13,469,961 and $15,551,512 respectively)	$8,407,804	$16,869,879
Total assets	8,407,804	16,869,879

Liabilities
Sponsor fee payable	4,383	–
Total liabilities	4,383	–
Commitments and contingent liabilities (Note 9)
Net assets	$8,403,421	$16,869,879

Net assets consists of
Paid-in-capital	$13,878,324	$12,483,772
Accumulated earnings (loss)	(5,474,903)	4,386,107
	$8,403,421	$16,869,879

Shares issued and outstanding, no par value, unlimited amount authorized	920,000	1,010,000
Net asset value per share	$9.13	$16.70

The accompanying notes are an integral part of the financial statements.

21Shares Core Ethereum ETF

SCHEDULES OF INVESTMENT

March 31, 2025 (Unaudited)

	Quantity of ether	Cost	Fair Value	% of Net Assets
Investment in ether	4,600.5880	$13,469,961	$8,407,804	100.05%
Total investments	4,600.5880	$13,469,961	$8,407,804	100.05%
Liabilities in excess of other assets			(4,383)	(0.05)%
Net assets			$8,403,421	100.00%

December 31, 2024

	Quantity of ether	Cost	Fair Value	% of Net Assets
Investment in ether	5,050.0000	$15,551,512	$16,869,879	100.00%
Total investments	5,050.0000	$15,551,512	$16,869,879	100.00%
Liabilities in excess of other assets			–	–
Net assets			$16,869,879	100.00%

The accompanying notes are an integral part of the financial statements.

21Shares Core Ethereum ETF

STATEMENT OF OPERATIONS

For the three months ended March 31, 2025*
(Unaudited)
Investment income

Expenses
Sponsor fee	$8,076
Total expenses	8,076
Less waiver and reimbursement	(2,169)
Net expenses	5,907
Net investment loss	(5,907)

Realized and change in unrealized gain (loss)
Net realized loss on investment in ether sold for redemptions	(3,476,102)
Net change in unrealized depreciation on investment in ether	(6,380,524)
Net change in unrealized gain on Sponsor fee payable	1,523
Net realized and change in unrealized gain (loss)	(9,855,103)
Net decrease in net assets resulting from operations	$(9,861,010)

*	No prior year comparative statement has been provided since the Trust did not have operations as of March 31, 2024.

The accompanying notes are an integral part of the financial statements.

21Shares Core Ethereum ETF

STATEMENT OF CHANGES IN NET ASSETS

For the three months ended March 31, 2025*
(Unaudited)

Net assets, beginning of period	$16,869,879
Contributions for Shares issued	7,070,589
Distributions for Shares redeemed	(5,676,037)
Net investment loss	(5,907)
Net realized loss on investment in ether sold for redemptions	(3,476,102)
Net change in unrealized depreciation on investment in ether	(6,380,524)
Net change in unrealized gain on Sponsor fee payable	1,523
Net assets, end of period	$8,403,421

Shares issued and redeemed
Shares issued	520,000
Shares redeemed	(610,000)
Net decrease in Shares issued and outstanding	(90,000)

*	No prior year comparative statement has been provided since the Trust did not have operations as of March 31, 2024.

The accompanying notes are an integral part of the financial statements.

21Shares Core Ethereum ETF

Notes to Financial Statements (UNAUDITED)

1.	Organization

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

On June 18, 2024 (the “Seed Capital Purchase Date”), the Sponsor, in its capacity as Seed Capital Investor, purchased the Seed Creation Baskets comprising 20,000 Shares (the “Seed Creation Baskets”). In its capacity as the Seed Capital Investor, the Sponsor, has acted as a statutory underwriter in connection with this purchase. The total proceeds to the Trust from the sale of the Seed Creation Baskets were $340,739. On June 18, 2024, the Trust purchased ether with the proceeds of the Seed Creation Baskets by transacting with an Ether Counterparty to acquire ether on behalf of the Trust in exchange for cash provided by the Sponsor, in its capacity as Seed Capital Investor. All ether acquired in connection with the Seed Creation Baskets is held by the one or more of the Custodians.

The statements of assets and liabilities and schedules of investment on March 31, 2025, and the statement of operations, and changes in net assets for the three months ended March 31, 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended March 31, 2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2025 (Unaudited)
Assets
Investment in ether	$8,407,804	$8,407,804	$–	$–

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investment in ether	$16,869,879	$16,869,879	$–	$–

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

Calculation of Net Asset Value (“NAV”) and NAV per Share

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

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Trust operates as expected, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes and the Trust itself should not be subject to U.S. federal income tax. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions passed through to each beneficial owner of Shares. If the Trust sells ether (for example, to pay fees or expenses), such a sale is a taxable event to Shareholders. Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the ether held in the Trust at the time of the sale and may recognize gain or loss on such sale. The Sponsor has reviewed the tax positions as of March 31, 2025, and has determined that no provision for income tax is required in the Trust’s financial statements.

Segment Reporting

The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Sponsor. The CODM monitors the operating results of the Trust. The financial information that the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment, is consistent with the financial information that is presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expense, the Sponsor fee, is included in the accompanying Statement of Operations.

3.	Fair Value of Ether

The following represents the changes in quantity of ether and the respective fair value on March 31, 2025 (Unaudited) and December 31, 2024:

	Quantity of Ether	Fair Value
Beginning balance as of January 1, 2025	5,050.0000	$16,869,879
Ether purchased	2,599.7490	7,070,589
Ether sold	(3,049.1610)	(5,676,038)
Net realized gain on investment in ether sold to pay Sponsor fee	–	–
Net realized gain (loss) on investment in ether sold for redemptions	–	(3,476,102)
Change in unrealized depreciation on investment in ether	–	(6,380,524)
Ending balance as of March 31, 2025*	4,600.5880	$8,407,804

	Quantity of ether	Fair Value
Beginning balance as of May 1, 2024 (date of initial seeding)	–	$–
Ether purchased	9,050.0000	27,592,779
Ether sold	(4,000.0000)	(15,109,007)
Net realized gain on investment in ether sold to pay Sponsor fee	–	–
Net realized gain on investment in ether sold for redemptions	–	3,067,740
Change in unrealized appreciation on investment in ether	–	1,318,367
Ending balance as of December 31, 2024	5,050.0000	$16,869,879

4.	Trust Expenses

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s ether holdings. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor Fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever came first. The six-month waiver period ended on January 23, 2025, at which time the Sponsor began collecting the Sponsor Fee. Except for during periods in which the Sponsor Fee is being waived, the Sponsor Fee accrues daily and is payable in ether weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.21% annualized rate to the Trust’s total ether holdings, and the amount of ether payable in respect of each daily accrual is determined by reference to the Index. The Trust incurred Sponsor Fee for the quarter ended March 31, 2025 of $5,907, net of the Sponsor Fee waived of $2,169.

The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. Operating expenses assumed by the Sponsor include; (i) the fee payable to marketing agents for services provided to the Trust (the “Marketing Fee”), (ii) fees to the Administrator, if any, (iii) fees to the ether Custodians, (iv) fees to the Transfer Agent, (v) fees to the Trustee, (vi) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (vii) ordinary course legal fees and expenses but not litigation-related expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or Exchange Act, (x) printing and mailing costs; (xi) costs of maintaining the Sponsor’s website and (xii) applicable license fees (each, a “Sponsor-paid Expense,” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense (as defined below) will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

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

For the three months ended March 31, 2025*
Activity in Capital Transactions Issued and Redeemed:
Shares issued	520,000
Shares redeemed	(610,000)
Net Change in Capital Transactions Issued and Redeemed	(90,000)

*	No prior year comparative statement has been provided since the Trust did not have operations as of March 31, 2024.

For the three months ended March 31, 2025*
Activity in Capital Transactions Issued and Redeemed:
Shares issued	$7,070,589
Shares redeemed	(5,676,037)
Net Change in Capital Transactions Issued and Redeemed	$1,394,552

*	No prior year comparative statement has been provided since the Trust did not have operations as of March 31, 2024.

Ether purchased payable represents the quantity of ether purchased for the creation of Shares where the ether has not yet settled. Generally, ether is transferred within two Business Days of the trade date.

	March 31, 2025	December 31, 2024
(Unaudited)
Ether purchased payable	$–	$–

Ether sold receivable represents the quantity of ether sold for the redemption of Shares where the ether has not yet been settled. Generally, ether is transferred within two Business Days of the trade date.

	March 31, 2025	December 31, 2024
(Unaudited)
Ether sold receivable	$–	$–

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of March 31, 2025, the Sponsor owned 20,000 Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Financial Highlights

Per Share Performance (for a Share outstanding throughout the period presented)

For the three months ended March 31, 2025*
(Unaudited)
Net asset value per Share, beginning of period	$16.70
Net investment loss[1]	(0.01)
Net realized and change in unrealized gain (loss) on investment in ether[2]	(7.56)
Net change in net assets from operations	(7.56)
Net asset value per Share, end of period	$9.13

Total return, at net asset value[3,5]	(45.33)%

Ratio to average net assets[4]
Net investment income (loss)	(0.15)%
Gross expenses	0.21%
Net expenses	0.15%

*	No prior year comparative statement has been provided since the Trust did not have operations as of March 31, 2024.
1	Calculated using average Shares outstanding.
2	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.
3	Total return is calculated based on the change in value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.
4	Annualized.
5	Not annualized.

8.	Commitments and Contingent Liabilities

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

10.	Indemnification

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

11.	Subsequent Events

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

Organization and Trust Overview

The Trust is a Delaware statutory trust, formed on September 5, 2023, pursuant to the DSTA. The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). The Trust is not registered as an investment company under the 1940 Act, and is not a commodity pool for purposes of the CEA. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of Jura Pentium Inc., whose ultimate parent company is 21co Holdings Limited (formerly known as Amun Holdings Limited). The Sponsor is not subject to regulation by the CFTC as a commodity pool operator with respect to the Trust, or a commodity trading advisor with respect to the Trust. The Trust is an exchange-traded fund that issues units of beneficial interest representing fractional undivided beneficial interests in its net assets that trade on the Exchange. The Shares are listed for trading on the Exchange under a ticker symbol “CETH”.

The Sponsor served as the “Seed Capital Investor” to the Trust. On May 1, 2024, the Sponsor, in its capacity as Seed Capital Investor, subject to certain conditions, purchased 2 Shares at a per-Share price of $50.00 (the “Initial Seed Shares”). Total proceeds to the Trust from the sale of these Initial Seed Shares were $100. Delivery of the Seed Shares was made on May 1, 2024.

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

The Trust issues Shares only in Creation Baskets of 10,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “CETH.” The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

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

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitutes for Principal Market and Principal Market NAV per Share, respectively.

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

Results of Operations

For the Three Months ended on March 31, 2025

The Trust's net asset value decreased from $16,869,879 at December 31, 2024 to $8,403,421 at March 31, 2025. The decrease in the Trust's net asset value was primarily driven by a decrease in the price of ether from $3,340.57 as of December 31, 2024 to $1,827.55 as of March 31, 2025. The decrease in the Trust's net asset value was also attributable to a decrease in the number of outstanding Shares, which decreased 90,000 as a result of 520,000 shares being created and 610,000 shares being redeemed during the quarter.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2025 was $9,861,010, resulting from a net change in unrealized loss on investment in ether of $6,380,524, a net realized loss of $3,476,102 from ether sold for redemptions, and a net investment loss of $5,907 together with an unrealized gain on the Sponsor Fee payable of $1,523. Other than the net Sponsor Fee of $5,907, the Trust had no expenses during the quarter.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of March 31, 2025, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

Item 1A. Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in “Part I. Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 26, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Trust redeemed 61 Creation Units (comprising 610,000 Shares) during the quarter ended March 31, 2025. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
January 1, 2025 – January 31, 2025	–	$–	N/A
February 1, 2025 – February 28, 2025	–	$–	N/A
March 1, 2025 – March 31, 2025	610,000	$9.30	N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the three-month period ended March 31, 2025.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21Shares Core Ethereum ETF (Registrant)

By: 21Shares US LLC, its Sponsor

By:	/s/ Russell Barlow
Russell Barlow
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025

By:	/s/ Duncan Moir
Duncan Moir
President

Date: May 13, 2025