Form 10-Q
period 2025-06-30
21Shares Core Ethereum ETF
filed 2025-08-13
CIK 1992508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to____________

Commission File Number 001-42151

21Shares Core Ethereum ETF

(Exact Name of Registrant as Specified in Its Charter)

Delaware	93-6828290
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21Shares US LLC

477 Madison Avenue, 6th Floor

New York, New York, 10022

(646) 370-6016

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Units of Beneficial Interest of 21Shares Core Ethereum ETF	CETH	Cboe BZX Exchange, Inc.

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

The registrant had 1,990,000 outstanding shares as of August 4, 2025.

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

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates to occur will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its common units of beneficial interest (the “Shares”).

Should one or more of these risks discussed in “Risk Factors” herein or in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on March 26, 2025, for the period ended December 31, 2024 (the “Annual Report”), or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s belief, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

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

21Shares CORE ETHEREUM ETF

Table of Contents

Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	1
Statements of Assets and Liabilities at June 30, 2025 (Unaudited) and December 31, 2024	1
Schedules of Investment at June 30, 2025 (Unaudited) and December 31, 2024	2
Statements of Operations for the three and six months ended June 30, 2025 (Unaudited) and the period from May 1, 2024 (initial seed creation date) through June 30, 2024 (Unaudited)	3
Statements of Changes in Net Assets for the three and six months ended June 30, 2025 (Unaudited) and the period from May 1, 2024 (initial seed creation date) through June 30, 2024 (Unaudited)	4
Notes to Unaudited Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16

Part II. OTHER INFORMATION	17

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	19
Signatures	20

i

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

21SHARES CORE ETHEREUM ETF

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Investment in ether, at fair value (cost $21,597,228, $15,551,512, respectively)	$23,004,189	$16,869,879
Total assets	23,004,189	16,869,879

Liabilities
Sponsor fee payable	1,635	–
Total liabilities	1,635	–
Commitments and contingent liabilities (Note 9)
Net assets	$23,002 ,554	$16,869,879

Net assets consists of
Paid-in-capital	$22,019,765	$12,483,772
Accumulated earnings (loss)	982,789	4,386,107
	$23,002,554	$16,869,879

Shares issued and outstanding, no par value, unlimited amount authorized	1,830,000	1,010,000
Net asset value per share	$12.57	$16.70

The accompanying notes are an integral part of the financial statements.

21SHARES CORE ETHEREUM ETF

SCHEDULES OF INVESTMENT

June 30, 2025 (Unaudited)

	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in ether	9,142.2874	$21,597,228	$23,004,189	100 .01%
Total investments	9,142.2874	$21,597,228	$23,004,189	100 .01%
Liabilities in excess of other assets			1,635	(0 .01)%
Net assets			$23,002,554	100.00%

December 31, 2024

	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in ether	5,050.0000	$15,551,512	$16,869,879	100 .00%
Total investments	5,050.0000	$15,551,512	$16,869,879	100 .00%
Liabilities in excess of other assets			-	-%
Net assets			$16,869,879	100.00%

The accompanying notes are an integral part of the financial statements.

21SHARES CORE ETHEREUM ETF

STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2025	For the six months ended June 30, 2025	For the period May 1, 2024 (initial seed creation date) through June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)

Expenses
Sponsor fee	$9,583	$17,659	$-
Total expenses	9,583	17,659	-
Less waiver and reimbursement	-	(2,169)	-
Net expenses	9,583	15,490	-
Net investment loss	(9,583)	(15,490)	-

Realized and change in unrealized gain (loss)
Net realized gain (loss) on investment in ether sold for redemptions	-	(3,476,102)	-
Net realized gain (loss) on investment in ether sold to pay Sponsor fee	(1,843)	(320)	-
Net change in unrealized appreciation on investment in ether	6,469,118	88,594	1,561
Net realized and change in unrealized gain (loss)	6,467,275	(3,387,828)	1,561
Net increase (decrease) in net assets resulting from operations	$6,457,692	$(3,403,318)	$1,561

The accompanying notes are an integral part of the financial statements.

21SHARES CORE ETHEREUM ETF

STATEMENTS OF CHANGES IN NET ASSETS

	For the three months ended June 30, 2025	For the six months ended June 30, 2025	For the period May 1, 2024 (initial seed creation date) through June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)

Net assets, beginning of period	$8,403,421	$16,869,879	$-
Contributions for Shares issued	8,141,441	15,212,030	340,839
Distributions for Shares redeemed	-	(5,676,037)	(100)
Net investment loss	(9,583)	(15,490)	-
Net realized gain (loss) on investment in ether sold for redemptions	-	(3,476,102)	-
Net realized gain (loss) on investment in ether sold to pay Sponsor fee	(1,843)	(320)	-
Net change in unrealized appreciation on investment in ether	6,469,118	88,594	1,561
Net assets, end of period	$23,002,554	$23,002,554	$342,300

Shares issued and redeemed
Shares issued	910,000	1,430,000	20,002
Shares redeemed	–	(610,000)	(2)
Net increase in Shares issued and outstanding	910,000	820,000	20,000

The accompanying notes are an integral part of the financial statements.

21Shares Core Ethereum ETF

Notes to Financial Statements (Unaudited)

1.	Organization

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

The Trust is an exchange-traded fund that issues common units of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Shares were listed for trading on the Exchange on July 23, 2024, under the ticker symbol “CETH”.

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

The statement of assets and liabilities and schedule of investment on June 30, 2025, and the statements of operations, and changes in net assets for the three and six months ended June 30, 2025, and for the period May 1, 2024 (initial seed creation date) through June 30, 2024, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended June 30, 2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2025 (Unaudited)
Assets
Investment in ether	$23,004,189	$23,004,189	$–	$–

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investment in ether	$16,869,879	$16,869,879	$–	$–

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

Calculation of NAV and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. (Eastern Time), the NAV of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the ether and other assets held by the Trust. The Trustee computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Trust operates as expected, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes and the Trust itself should not be subject to U.S. federal income tax. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions passed through to each beneficial owner of Shares. If the Trust sells ether (for example, to pay fees or expenses), such a sale is a taxable event to Shareholders. Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the ether held in the Trust at the time of the sale and may recognize gain or loss on such sale. The Sponsor has reviewed the tax positions as of June 30, 2025, and has determined that no provision for income tax is required in the Trust’s financial statements.

Segment Reporting

The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Sponsor. The CODM monitors the operating results of the Trust. The financial information that the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment, is consistent with the financial information that is presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expense, the Sponsor fee, is included in the accompanying Statements of Operations.

3.	Fair Value of Ether

The following represents the changes in quantity of ether and the respective fair value for the six months ended June 30, 2025 (Unaudited):

	Quantity of ether	Fair Value
Beginning balance as of January 1, 2025	5,050.0000	$16,869,879
Ether purchased	7,147.4484	15,212,271
Ether sold	(3,049.1610)	(5,690,133)
Net realized gain (loss) on investment in ether sold to pay Sponsor fee	(6.0000)	(320)
Net realized gain (loss) on investment in ether sold for redemptions	–	(3,476,102)
Change in unrealized appreciation on investment in ether	–	88,594
Ending balance as of June 30, 2025*	9,142.2874	$23,004,189

*	No comparative table has been provided as the Trust commenced operations on May 1, 2024.

The following represents the changes in quantity of ether and the respective fair value for the three months ended June 30, 2025 and 2024 (Unaudited):

	Quantity of ether	Fair Value
Beginning balance as of April 1, 2025	4,600.5880	$8,407,804
Ether purchased	4,547.6994	8,143,205
Ether sold	–	(14,095)
Net realized gain on investment in ether sold to pay Sponsor fee	(6.0000)	(1,843)
Net realized gain (loss) on investment in ether sold for redemptions	–	–
Change in unrealized appreciation on investment in ether	–	6,469,118
Ending balance as of June 30, 2025	9,142.2874	$23,004,189

	Quantity of ether	Fair Value
Beginning balance as of May 1, 2024 (initial seed creation date)	–	$–
Ether purchased	100.0000	340,739
Ether sold	–	–
Net realized gain on investment in ether sold to pay Sponsor fee	–	–
Net realized gain on investment in ether sold for redemptions	–	–
Change in unrealized appreciation on investment in ether	–	1,561
Ending balance as of June 30, 2024	100.0000	$342,300

4.	Trust Expenses

The Trust pays the unitary Sponsor fee of 0.21% of the Trust’s ether holdings. The Sponsor fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever came first. The six-month waiver period ended on January 23, 2025, at which time the Sponsor began collecting the Sponsor fee. Except for during periods in which the Sponsor fee was being waived, the Sponsor fee accrues daily and is payable in ether weekly in arrears. The Administrator calculates the Sponsor fee on a daily basis by applying a 0.21% annualized rate to the Trust’s total ether holdings, and the amount of ether payable in respect of each daily accrual is determined by reference to the Index. The Trust incurred Sponsor fees for the six-month period ended June 30, 2025 and for the period May 1, 2024 (initial seed creation date) through June 30, 2024 of $15,490 and $0, net of Sponsor fees waived of $2,169 respectively.

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

	For the three months ended June 30, 2025	For the six months ended June 30, 2025	For the period May 1, 2024 (initial seed creation date) through June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)
Activity in Capital Transactions Issued and Redeemed:
Shares issued	910,000	1,430,000	20,002	(1)
Shares redeemed	-	(610,000)	(2)	(1)
Net Change in Capital Transactions Issued and Redeemed	910,000	820,000	20,000

(1)	Included 2 initial seed shares issued and redeemed in cash.

	For the three months ended June 30, 2025	For the six months ended June 30, 2025	For the period May 1, 2024 (initial seed creation date) through June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)
Activity in Capital Transactions Issued and Redeemed:
Shares issued	$8,141,441	$15,212,030	$340,839
Shares redeemed	$-	$(5,676,037)	$(100)
Net Change in Capital Transactions Issued and Redeemed	$8,141,441	$9,535,993	$340,739

Ether purchased payable represents the quantity of ether purchased for the creation of Shares where the ether has not yet settled. Generally, ether is transferred within two Business Days of the trade date.

	June 30, 2025	December 31, 2024
(Unaudited)
Ether purchased payable	$-	$-

Ether sold receivable represents the quantity of ether sold for the redemption of Shares where the ether has not yet been settled. Generally, ether is transferred within two Business Days of the trade date.

	June 30, 2025	December 31, 2024
(Unaudited)
Ether sold receivable	$-	$-

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of June 30, 2025, the Sponsor owned 20,000 Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7. Financial Highlights

Per Share Performance (for a Share outstanding throughout each period presented)

	For the three months ended June 30, 2025	For the six months ended June 30, 2025	For the period May 1, 2024 (initial seed creation date) through June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)

Net asset value per Share, beginning of period	$9.13	$16.70	$17.04 (1)
Net investment loss(2)	(0.01)	(0.01)	-
Net realized and change in unrealized gain (loss) on investment in ether(3)	3.45	(4.12)	0.08
Net change in net assets from operations	3.44	(4.13)	0.08
Net asset value per Share, end of period	$12.57	$12.57	$17.12

Total return, at net asset value(4)(6)	37.68%	(24.73)%	0.47%

Ratio to average net assets(5)
Net investment income (loss)	(0.21)%	(0.18)%	-%
Gross expenses	0.21%	0.21%	-%
Net expenses	0.21%	0.18%	-%

1	The amount represents the NAV per Share on June 18, 2024, the Seed Capital Purchase Date.
2	Calculated using average Shares outstanding.
3	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.
4	Total return is calculated based on the change in value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.
5	Annualized.
6	Not annualized.

8.	Commitments and Contingent Liabilities

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

On July 22, 2025, the Sponsor, in its capacity as Seed Capital Investor, redeemed the Seed Creation Baskets comprising 20,000 Shares (the “Seed Creation Baskets”) for $374,052.

On July 29, 2025, the SEC issued 19b-4 orders permitting in-kind creations and redemptions by authorized participants for the Trust. On July 31, 2025, the amendment to the Trust's S-1 registration statement was declared effective. As a result of these regulatory actions, the Trust is authorized to create and redeem shares with authorized participants on an in-kind basis.

The Trust has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements other than the items noted above.

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

On June 18, 2024 (the “Seed Capital Purchase Date”), the Sponsor, in its capacity as Seed Capital Investor, purchased the initial Seed Creation Baskets comprising 20,000 Shares (the “Initial Seed Creation Baskets”). In its capacity as the Seed Capital Investor, the Sponsor has acted as a statutory underwriter in connection with this purchase. The total proceeds to the Trust from the sale of the Initial Seed Creation Baskets were $340,739. On June 18, 2024, the Trust purchased ether with the proceeds of the Initial Seed Creation Baskets by transacting with an Ether Counterparty to acquire ether on behalf of the Trust in exchange for cash provided by the Sponsor in its capacity as Seed Capital Investor. All ether acquired in connection with the Initial Seed Creation Baskets is held by the ether Custodians.

The Trust’s investment objective is to seek to track the performance of ether, as measured by the performance of the Index, adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the Index Provider. The Index is designed to reflect the performance of ether in U.S. dollars. In seeking to achieve its investment objective, the Trust holds ether at its Custodians and values its Shares daily based on the Index. The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the Trust.

The Trust issues Shares only in Creation Baskets of 10,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “CETH.” The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust pays the unitary Sponsor fee of 0.21% of the Trust’s ether holdings. The Sponsor fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever came first. The six-month waiver period ended on January 23, 2025, at which time the Sponsor began collecting the Sponsor fee. Except for during periods during which the Sponsor fee is being waived, the Sponsor fee accrues daily and is payable in ether weekly in arrears. The Administrator calculates the Sponsor fee on a daily basis by applying a 0.21% annualized rate to the Trust’s total ether holdings, and the amount of ether payable in respect of each daily accrual is determined by reference to the Index. The Trust incurred Sponsor fees for the six-month period ended June 30, 2025 and for the period May 1, 2024 (initial seed creation date) through June 30, 2024 of $15,490 and $0, net of Sponsor fee waivers of $2,169 respectively.

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

Results of Operations

For the Three Months ended on June 30, 2025

The Trust’s NAV increased from $8,403,421 on March, 31, 2025 to $23,002,554 on June 30, 2025. The increase in the Trust’s NAV resulted primarily from an increase in the price of ether of 37.64% (from $1,827.55 per ether on March 31, 2025 to $2,516.24 per ether on June 30, 2025) and a net increase of 910,000 in the number of shares outstanding from March 31, 2025 to June 30, 2025.

The Trust’s net increase in net assets resulting from operations for the three months ended June 30, 2025 was $6,457,692. This was the result of a change in unrealized appreciation on investment in ether of $6,469,118, a net realized loss of $(320) on the sale of ether for purposes of distributing to the Sponsor as the Sponsor’s fee. The Trust’s expenses for the quarter were $9,583, relating to the Sponsor’s fees.

For the Six Months ended on June 30, 2025

The Trust’s NAV increased from $16,869,879 on December 31, 2024 to $23,002,554 on June 30, 2025. The increase in the Trust’s NAV resulted primarily from a net increase of 820,000 in the number shares outstanding from December 31, 2024 to June 30, 2025.

The Trust’s net decrease in net assets resulting from operations for the six months ended June 30, 2025 was $3,403,318. This was the result of a change in unrealized appreciation on investment in ether of $88,594, a net realized loss of $320 on the sale of ethers for purposes of distributing to the Sponsor as the Sponsor’s fee, and net realized loss on investment in ether sold for redemptions of $3,476,102. The Trust expenses for the six-month period were $15,490, relating to the Sponsor’s fees.

For the Period May 1, 2024 (initial seed creation) through June 30, 2024

As of June 30, 2024, the Trust had a net closing balance of 100.0000 ether with a value of $342,300.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of June 30, 2025, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

Item 1A. Risk Factors

You should carefully consider the risk factors discussed below as well as the risk factors discussed in “Risk Factors” in our Annual Report, which could materially affect our business, financial condition or future results. Other than as described herein, there have been no material changes in our risk factors from those disclosed in our Annual Report.

The risks described below and in our Annual Report are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Effective July 30, 2025, the Trust will allow for an in-kind creation and redemption process as an alternative to its current cash creation and redemption process. This change is intended to provide additional flexibility to participants and may impact the operations of the Trust. Certain of the Trust’s risk factors, as set forth below, have been updated to reflect this change.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the prices of ether and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the staff of the SEC’s Division of Trading and Markets stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products; however, there is as yet no definitive regulatory guidance on the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot ether. Absent further regulatory clarity regarding whether and how registered broker-dealers can hold and deal in ether under applicable broker-dealer financial responsibility and other rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for ether may be unable to demonstrate compliance with such rules. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements are primarily the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. Only certain Authorized Participants at present have the ability (either acting themselves or through their affiliates) to support in-kind creation and redemption activity.

Even with the SEC Staff’s recent statement clarifying that in-kind creations and redemptions are permitted, the Trust’s limited ability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV per Share, and such premiums or discounts could be substantial. Furthermore, if cash creations or redemptions are unavailable, either due to the Sponsor’s decision to reject or suspend such orders or otherwise, Authorized Participants will be limited in their ability to redeem or create Shares, in which case the arbitrage mechanism may not function as efficiently. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Trust’s limited ability to facilitate in-kind creations and redemptions, and resulting relative reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation or redemption of Shares during times of market volatility or turmoil, among other consequences. Further, there can be no assurance that broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the originally contemplated in-kind creation and redemption model, or the potential unavailability or exhaustion of the Trust’s ability to borrow ether or cash as trade credit, which the Trust would not be able to use in connection with in-kind creations and redemptions. Such delays could cause the execution price associated with such trades to materially deviate from the Index price used to determine the NAV. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying ether, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of ether, and as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying ether held by the Trust or sell Shares at a price lower than the value of the underlying ether held by the Trust, causing Shareholders to suffer losses.

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

It is expected that each Shareholder will include in the computation of their taxable income their proportionate share of the taxable income and expenses of the Trust, including gains and losses realized in connection with the use of ether to pay Trust expenses or facilitate redemption transactions. The Trust does not anticipate making distributions to Shareholders, so any tax liability that a Shareholder incurs as a result of holding Shares will need to be satisfied from some other source of funds. If a Shareholder sells Shares in order to raise funds to satisfy such a tax liability, the sale itself may generate additional taxable gain or loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Trust redeemed 0 Creation Units (comprising 0 Shares) during the quarter ended June 30, 2025. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
April 1, 2025 – April 30, 2025	-	$-	N/A
May 1, 2025 – May 31, 2025	-	$-	N/A
June 1, 2025 – June 30, 2025	-	$-	N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the three-month period ended June 30, 2025.

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
Russell Barlow
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025

By:	/s/ Duncan Moir
Duncan Moir
President (Principal Financial Officer)

Date: August 13, 2025