Form 10-Q
period 2025-09-30
21Shares Ethereum ETF
filed 2025-11-14
CIK 1992508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to____________

Commission File Number 001-42151

21Shares Ethereum ETF

(Exact Name of Registrant as Specified in Its Charter)

Delaware	93-6828290
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21Shares US LLC

477 Madison Avenue, 6th Floor

New York, New York, 10022

(646) 370-6016

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Units of Beneficial Interest of 21Shares Ethereum ETF	TETH	Cboe BZX Exchange, Inc.

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

The registrant had 1,830,000 outstanding shares as of November 6, 2025.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the operations of 21Shares Ethereum ETF (the “Trust”), the plans of 21Shares US LLC (the “Sponsor”), as the sponsor of the Trust, and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.

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

Emerging Growth Company

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; or (ii) comply with any new audit rules adopted by the Public Company Accounting Oversight Board after April 5, 2012, unless the Securities and Exchange Commission (“SEC”) determines otherwise.

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

21Shares ETHEREUM ETF

Table of Contents

Part I. FINANCIAL INFORMATION	1

Item 1. Financial Statements (Unaudited)	1
Statements of Assets and Liabilities at September 30, 2025 (Unaudited) and December 31, 2024	1
Schedules of Investment at September 30, 2025 (Unaudited) and December 31, 2024	2
Statements of Operations for the three and nine months ended September 30, 2025 (Unaudited) and the period from May 1, 2024 (initial seed creation date) through September 30, 2024 (Unaudited)	3
Statements of Changes in Net Assets for the three and nine months ended September 30, 2025 (Unaudited) and the period from May 1, 2024 (initial seed creation date) through September 30, 2024 (Unaudited)	4
Notes to Unaudited Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
Item 4. Controls and Procedures	14

Part II. OTHER INFORMATION	15

Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Signatures	23

i

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

21Shares Ethereum ETF

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Investment in ether, at fair value (cost $40,133,491 and $15,551,512, respectively)	$45,916,365	$16,869,879
Total assets	45,916,365	16,869,879

Liabilities
Sponsor fee payable	$1,661	$–
Total liabilities	1,661	–
Commitments and contingent liabilities (Note 9)
Net assets	$45,914,704	$16,869,879

Net assets consists of
Paid-in-capital	$27,975,373	$12,483,772
Accumulated earnings	17,939,331	4,386,107
	$45,914,704	$16,869,879

Shares issued and outstanding, no par value, unlimited amount authorized	2,210,000	1,010,000
Net asset value per share	$20.78	$16.70

The accompanying notes are an integral part of the financial statements.

21Shares Ethereum ETF

SCHEDULES OF INVESTMENT

September 30, 2025 (Unaudited)
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in ether	11,034.4578	$40,133,491	$45,916,365	100.00%
Total investments	11,034.4578	$40,133,491	$45,916,365	100.00%
Liabilities in excess of other assets			(1,661)	–%
Net assets			$45,914,704	100.00%

December 31, 2024

	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in ether	5,050.0000	$15,551,512	$16,869,879	100 .00%
Total investments	5,050.0000	$15,551,512	$16,869,879	100 .00%
Liabilities in excess of other assets			–	–%
Net assets			$16,869,879	100 .00%

The accompanying notes are an integral part of the financial statements.

21Shares Ethereum ETF

STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the period from May 1, 2024 (initial seed creation date) to September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Expenses
Sponsor fee	$22,761	$3,777	$40,420	$3,777
Total expenses	22,761	3,777	40,420	3,777
Less waiver and reimbursement	-	(3,777)	(2,169)	(3,777)
Net expenses	22,761	–	38,251	–
Net investment loss	$(22,761)	$–	$(38,251)	$–

Realized and change in unrealized gain (loss)
Net realized gain (loss) on investment in ether sold for redemptions	12,602,477	–	9,126,375	–
Net realized gain (loss) on investment in ether sold to pay Sponsor fee	913	–	593	–
Net change in unrealized appreciation (depreciation) on investment in ether	4,375,913	(3,223,608)	4,464,507	(3,222,047)
Net realized and change in unrealized gain (loss)	16,979,303	(3,223,608)	13,591,475	(3,222,047)
Net increase (decrease) in net assets resulting from operations	$16,956,542	$(3,223,608)	$13,553,224	$(3,222,047)

The accompanying notes are an integral part of the financial statements.

21Shares Ethereum ETF

STATEMENTS OF CHANGES IN NET ASSETS

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the period from May 1, 2024 (initial seed creation date) to September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net assets, beginning of period	$23,002,554	$342,300	$16,869,879	$–
Contributions for Shares issued	53,660,423	15,464,294	68,872,453	15,805,133
Distributions for Shares redeemed	(47,704,815)	–	(53,380,852)	(100)
Net investment loss	(22,761)	–	(38,251)	–
Net realized gain (loss) on investment in ether sold for redemptions	12,602,477	–	9,126,375	–
Net realized gain (loss) on investment in ether sold to pay Sponsor fee	913	–	593	–
Net change in unrealized appreciation (depreciation) on investment in ether	4,375,913	(3,223,608)	4,464,507	(3,222,047)
Net assets, end of period	$45,914,704	$12,582,986	$45,914,704	$12,582,986

Shares issued and redeemed
Shares issued	2,660,000	950,000	4,090,000	970,002
Shares redeemed	(2,280,000)	–	(2,890,000)	(2)
Net increase in Shares issued and outstanding	380,000	950,000	1,200,000	970,000

The accompanying notes are an integral part of the financial statements.

21Shares Ethereum ETF

Notes to Financial Statements (Unaudited)

1.	Organization

The 21Shares Ethereum ETF (the “Trust”) is a Delaware statutory trust, formed on September 5, 2023, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust operates pursuant to a Second Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). On August 27, 2025, 21Shares Ethereum ETF (the “Trust”)’s sponsor, 21Shares US LLC (the “Sponsor”), caused a Certificate of Amendment to the Trust’s Certificate of Trust to be filed with the Secretary of State of the State of Delaware in order to change the name of the Trust from “21Shares Core Ethereum ETF” to “21Shares Ethereum ETF”. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of Jura Pentium Inc., whose ultimate parent company is 21co Holdings Limited (formerly known as Amun Holdings Limited). Coinbase Custody Trust Company, LLC (“Coinbase”), BitGo New York Trust Company, LLC (“BitGo”), and Anchorage Digital Bank N.A (“Anchorage”, and, together with Coinbase and BitGo, as the context may require, the “Custodian”, “Custodians” and each a “Custodian”) are the custodians for the Trust and hold all of the Trust’s ether on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon.

The Trust is an exchange-traded fund that issues common units of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Shares were listed for trading on the Exchange on July 23, 2024, and currently trade under the ticker symbol “TETH”.

The Trust’s investment objective is to seek to track the performance of ether, as measured by the performance of the CME CF Ether-Dollar Reference Rate — New York Variant (the “Index”), adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s ether, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. Federal income tax purposes. CF Benchmarks Ltd. is the administrator for the Index (the “Index Provider”). The Index is designed to reflect the performance of ether in U.S. dollars. In seeking to achieve its investment objective, the Trust holds ether at its Custodians and values its Shares daily based on the Index.

The Trust is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (the “Securities Act”), and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

The Sponsor served as the “Seed Capital Investor” to the Trust. On May 1, 2024, the Sponsor, in its capacity as Seed Capital Investor, subject to certain conditions, purchased two Shares at a per-Share price of $50.00 (the “Initial Seed Shares”). Total proceeds to the Trust from the sale of these Initial Seed Shares were $100. Delivery of the Seed Shares were made on May 1, 2024.

On June 18, 2024 (the “Seed Capital Purchase Date”), the Sponsor, in its capacity as Seed Capital Investor, purchased the Seed Creation Baskets comprising 20,000 Shares (the “Seed Creation Baskets”). In its capacity as the Seed Capital Investor, the Sponsor, has acted as a statutory underwriter in connection with this purchase. The total proceeds to the Trust from the sale of the Seed Creation Baskets were $340,739. On June 18, 2024, the Trust purchased ether with the proceeds of the Seed Creation Baskets by transacting with an ether counterparty, which is a designated third party who is not an Authorized Participant (as defined below) but who may be an affiliate of an Authorized Participant and with whom the Sponsor has entered into an agreement on behalf of the Trust (a “Trading Counterparty”), to acquire ether on behalf of the Trust in exchange for cash provided by the Sponsor, in its capacity as Seed Capital Investor. All ether acquired in connection with the Seed Creation Baskets is held by the one or more of the Custodians.

The statement of assets and liabilities and schedule of investment on September 30, 2025, and the statements of operations, and changes in net assets for the three and nine months ended September 30, 2025, and for the period May 1, 2024 (initial seed creation date) through September 30, 2024, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended September 30, 2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”), or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

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

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2025 (Unaudited)
Assets
Investment in ether	$45,916,365	$45,916,365	$–	$–

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investment in ether	$16,869,879	$16,869,879	$–	$–

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

Calculation of NAV and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the ether and other assets held by the Trust. The Trustee computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Trust operates as expected, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes and the Trust itself should not be subject to U.S. federal income tax. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions passed through to each beneficial owner of Shares. If the Trust sells ether (for example, to pay fees or expenses), such a sale is a taxable event to shareholders of the Trust (“Shareholders”). Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the ether held in the Trust at the time of the sale and may recognize gain or loss on such sale. The Sponsor has reviewed the tax positions as of September 30, 2025, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

The following represents the changes in quantity of ether and the respective fair value for the nine months ended September 30, 2025 and the period from May 1, 2024 (initial seed creation date) to September 30, 2024 (Unaudited):

	Quantity of ether	Fair Value
Beginning balance as of January 1, 2025	5,050.0000	$16,869,879
Ether purchased	20,430.9720	68,863,151
Ether sold	(14,446.5142)	(53,408,140)
Net realized gain (loss) on investment in ether sold to pay Sponsor fee	–	593
Net realized gain (loss) on investment in ether sold for redemptions	–	9,126,375
Change in unrealized appreciation (depreciation) on investment in ether	–	4,464,507
Ending balance as of September 30, 2025	11,034.4578	$45,916,365

	Quantity of ether	Fair Value
Beginning balance as of May 1, 2024 (initial seed creation date)	–	$–
Ether purchased	4,850.0000	15,805,033
Ether sold	–	–
Net realized gain (loss) on investment in ether sold to pay Sponsor fee	–	–
Net realized gain (loss) on investment in ether sold for redemptions	–	–
Change in unrealized appreciation (depreciation) on investment in ether	–	(3,222,047)
Ending balance as of September 30, 2024	4,850.0000	$12,582,986

The following represents the changes in quantity of ether and the respective fair value for the three months ended September 30, 2025 and 2024 (Unaudited):

	Quantity of ether	Fair Value
Beginning balance as of July 1, 2025	9,142.2874	$23,004,189
Ether purchased	13,283.5236	53,651,474
Ether sold	(11,391.3532)	(47,718,601)
Net realized gain (loss) on investment in ether sold to pay Sponsor fee	–	913
Net realized gain (loss) on investment in ether sold for redemptions	–	12,602,477
Change in unrealized appreciation (depreciation) on investment in ether	–	4,375,913
Ending balance as of September 30, 2025	11,034.4578	$45,916,365

	Quantity of ether	Fair Value
Beginning balance as of July 1, 2024	100.0000	$342,300
Ether purchased	4,750.0000	15,464,294
Ether sold	–	–
Net realized gain (loss) on investment in ether sold to pay Sponsor fee	–	–
Net realized gain (loss) on investment in ether sold for redemptions	–	–
Change in unrealized appreciation (depreciation) on investment in ether	–	(3,223,608)
Ending balance as of September 30, 2024	4,850.0000	$12,582,986

4.	Trust Expenses

The Trust pays the unitary Sponsor fee of 0.21% of the Trust’s ether holdings. The Sponsor fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever came first. The six-month waiver period ended on January 23, 2025, at which time the Sponsor began collecting the Sponsor fee. Except for during periods in which the Sponsor fee was being waived, the Sponsor fee accrues daily and is payable in ether weekly in arrears. The Administrator calculates the Sponsor fee on a daily basis by applying a 0.21% annualized rate to the Trust’s total ether holdings, and the amount of ether payable in respect of each daily accrual is determined by reference to the Index. The Trust incurred Sponsor fees for the nine-month period ended September 30, 2025 and for the period May 1, 2024 (initial seed creation date) through September 30, 2024 of $38,251 and $0, net of Sponsor fees waived of $2,169 and $3,777, respectively.

The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor fee. Operating expenses assumed by the Sponsor include; (i) the fee payable to marketing agents for services provided to the Trust (the “Marketing Fee”), (ii) fees to the Administrator, if any, (iii) fees to the Custodians, (iv) fees to the Transfer Agent, (v) fees to the Trustee, (vi) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (vii) ordinary course legal fees and expenses but not litigation-related expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or Exchange Act, (x) printing and mailing costs; (xi) costs of maintaining the Sponsor’s website and (xii) applicable license fees (each, a “Sponsor-paid Expense,” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense (as defined below) will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Custodians, Administrator or other agents, service providers or counter-parties of the Trust, the fees and expenses related to the listing, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses shall be subject to a cap of $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be re-designated as an Additional Trust Expense.

To the extent that the Sponsor does not voluntarily assume expenses, they will be the responsibility of the Trust. The Sponsor also pays the costs of the Trust’s organization and offering. The Trust is not obligated to repay any such costs related to the Trust’s organization and offering paid by the Sponsor.

5.	Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis but only in Creation Baskets consisting of 10,000 Shares or multiples thereof on the NAV of the date of the creation or redemption. Only “Authorized Participants”, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders. The Trust engages in ether transactions for converting cash into ether (in association with purchase orders) and ether into cash (in association with redemption orders). The Trust conducts its ether purchase and sale transactions by, in its sole discretion, choosing to trade directly with third parties (each, an “ether Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such ether Trading Counterparties and the Trust, or choosing to trade through the Prime Broker acting in an agency capacity with third parties such as through its Coinbase Prime service pursuant to the Prime Broker Agreement. An ether Trading Counterparty may be an affiliate of an Authorized Participant.

The Authorized Participants may deliver cash or in-kind orders to create Shares and receive cash or in-kind orders when redeeming Shares.

The Trust creates Shares by receiving ether from an ether Trading Counterparty that is not the Authorized Participant and the Trust—not the Authorized Participant—is responsible for selecting the ether Trading Counterparty to deliver the ether. Further, the ether Trading Counterparty will not be acting as an agent of the Authorized Participant with respect to the delivery of the ether to the Trust or acting at the direction of the Authorized Participant with respect to the delivery of the ether to the Trust. The Trust redeems shares by delivering ether to a ether Trading Counterparty that is not the Authorized Participant and the Trust—not the Authorized Participant—is responsible for selecting the ether Trading Counterparty to receive the ether. Further, the ether Trading Counterparty will not be acting as an agent of the Authorized Participant with respect to the receipt of the ether from the Trust or acting at the direction of the Authorized Participant with respect to the receipt of the ether from the Trust. The ether Trading Counterparty is unaffiliated with the Trust and the Sponsor.

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the period May 1, 2024 (initial seed creation date) through September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Activity in Capital Transactions:
Shares issued	2,660,000	950,000	4,090,000	970,002
Shares redeemed	(2,280,000)	-	(2,890,000)	(2)
Net Change in Capital Transactions	380,000	950,000	1,200,000	970,000

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the period May 1, 2024 (initial seed creation date) through September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Activity in Capital Transactions:
Shares issued	$53,660,423	$15,464,294	$68,872,453	$15,805,133
Shares redeemed	(47,704,815)	-	(53,380,852)	(100)
Net Change in Capital Transactions	$5,955,608	$15,464,294	$15,491,601	$15,805,033

Ether purchased payable represents the quantity of ether purchased for the creation of Shares where the ether has not yet settled. Generally, ether is transferred within two Business Days of the trade date.

	September 30, 2025	December 31, 2024
(Unaudited)
Ether purchased payable	$-	$-

Ether sold receivable represents the quantity of ether sold for the redemption of Shares where the ether has not yet been settled. Generally, ether is transferred within two Business Days of the trade date.

	September 30, 2025	December 31, 2024
(Unaudited)
Ether sold receivable	$-	$-

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of September 30, 2025, the Sponsor owned zero Shares of the Trust. On July 22, 2025 the Sponsor redeemed its Initial Seed Creation Basket of 20,000 Shares.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Financial Highlights

Per Share Performance (for a Share outstanding throughout each period presented)

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the period from May 1, 2024 (initial seed creation date) to September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net asset value per Share, beginning of period	$12.57	$17.12	$16.70	$17.04 [1]
Net investment loss[2]	(0.01)	–	(0.02)	–
Net realized and change in unrealized gain (loss) on investment in ether(3)	8.22	(4.15)	4.10	(4.07)
Net change in net assets from operations	8.21	(4.15)	4.08	(4.07)
Net asset value per Share, end of period	$20.78	$12.97	$20.78	$12.97

Total return, at net asset value(4)(6)	65.31%	(24.24)%	24.43%	(23.88)%

Ratio to average net assets(5)
Net investment income (loss)	(0.21)%	–%	(0.21)%	–%
Gross expenses	0.21%	0.21%	0.21%	0.21%
Net expenses	0.21%	–%	0.20%	–%

1	The amount represents the NAV per Share on June 18, 2024, the Seed Capital Purchase Date.
2	Calculated using average Shares outstanding.
3	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for such period because of the timing of sales and repurchases of the Trust's shares in relation to fluctuating market values for the Trust.
4	Total return is calculated based on the change in value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.
5	Annualized.
6	Not annualized.

8.	Commitments and Contingent Liabilities

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

On October 7, 2025, 21Shares Ethereum ETF (the “Trust”) entered into a Master Infrastructure-As-A-Service Agreement (the “Staking Services Agreement”) with Coinbase Crypto Services, LLC, a Delaware limited liability company (“Coinbase Crypto” or the “Staking Services Provider”).

On October 8, 2025, the Trust entered into an amendment to the Sponsor Agreement, by and between the Trust and the Sponsor, to allow for staking of the Trust’s ether. The amendment to the Sponsor Agreement provides that the portion of the consideration paid to the Sponsor for arranging for the staking of the Trust’s ether will be comprised of an aggregate of 25% of the gross staking consideration generated from staking. Of this amount, the Sponsor will pay the Staking Services Provider for their services under the Staking Services Agreement and the Trust’s ether custodians in connection with staking activities. The Trust will receive and retain the remainder of the gross staking consideration.

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

Organization and Trust Overview

The Trust is a Delaware statutory trust, formed on September 5, 2023, pursuant to the DSTA. The Trust operates pursuant to the Trust Agreement. The Trust is not registered as an investment company under the 1940 Act, and is not a commodity pool for purposes of the CEA. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of Jura Pentium Inc., whose ultimate parent company is 21co Holdings Limited (formerly known as Amun Holdings Limited). The Sponsor is not subject to regulation by the CFTC as a commodity pool operator with respect to the Trust, or a commodity trading advisor with respect to the Trust. The Trust is an exchange-traded fund that issues units of beneficial interest representing fractional undivided beneficial interests in its net assets that trade on the Exchange. The Shares are listed for trading on the Exchange under the ticker symbol “TETH”.

The Sponsor served as the “Seed Capital Investor” to the Trust. On May 1, 2024, the Sponsor, in its capacity as Seed Capital Investor, subject to certain conditions, purchased two Shares at a per-Share price of $50.00 (the “Initial Seed Shares”). Total proceeds to the Trust from the sale of these Initial Seed Shares were $100. Delivery of the Seed Shares was made on May 1, 2024.

On June 18, 2024 (the “Seed Capital Purchase Date”), the Sponsor, in its capacity as Seed Capital Investor, purchased the initial Seed Creation Baskets comprising 20,000 Shares (the “Initial Seed Creation Baskets”). In its capacity as the Seed Capital Investor, the Sponsor has acted as a statutory underwriter in connection with this purchase. The total proceeds to the Trust from the sale of the Initial Seed Creation Baskets were $340,739. On June 18, 2024, the Trust purchased ether with the proceeds of the Initial Seed Creation Baskets by transacting with an ether Trading Counterparty to acquire ether on behalf of the Trust in exchange for cash provided by the Sponsor in its capacity as Seed Capital Investor. On July 22, 2025 the Sponsor redeemed its Initial Seed Creation Basket of 20,000 Shares. All ether acquired in connection with the Initial Seed Creation Baskets is held by the Custodians.

The Trust’s investment objective is to seek to track the performance of ether, as measured by the performance of the Index, adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s ether, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. Federal income tax purposes. CF Benchmarks Ltd. is the Index Provider. The Index is designed to reflect the performance of ether in U.S. dollars. In seeking to achieve its investment objective, the Trust holds ether at its Custodians and values its Shares daily based on the Index. The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the Trust.

The Trust issues Shares only in Creation Baskets of 10,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “TETH”. The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust pays the unitary Sponsor fee of 0.21% of the Trust’s ether holdings. The Sponsor fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever came first. The six-month waiver period ended on January 23, 2025, at which time the Sponsor began collecting the Sponsor fee. Except for during periods during which the Sponsor fee is being waived, the Sponsor fee accrues daily and is payable in ether weekly in arrears. The Administrator calculates the Sponsor fee on a daily basis by applying a 0.21% annualized rate to the Trust’s total ether holdings, and the amount of ether payable in respect of each daily accrual is determined by reference to the Index. The Trust incurred Sponsor fees for the nine-month period ended September 30, 2025 and for the period May 1, 2024 (initial seed creation date) through September 30, 2024 of $38,251 and $0, net of Sponsor fee waivers of $2,169 and $3,777, respectively.

The Trust is an “emerging growth company” as that term is used in the Securities Act, and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

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

Results of Operations

As of September 30, 2025, the Trust had a net closing balance of 11,034.4578 ether with a value of $45,591,732, based on the Index price of $4,131.76 on September 30, 2025 (CME CF Ether-Dollar Reference Rate – New York Variant, non-GAAP methodology). As of September 30, 2025, the total market value of the Trust's ether was $45,916,365, based on the price of ether in the principal market of $4,161.18 on September 30, 2025.

For the Three Months ended on September 30, 2025

The Trust’s NAV increased from $23,002,554 on June 30, 2025 to $45,914,704 on September 30, 2025. The increase in the Trust’s NAV resulted primarily from an increase in the price of ether of 65.37% (from $2,516.24 per ether on June 30, 2025 to $4,161.18 per ether on September 30, 2025) and a net increase in the number of shares outstanding of 1,830,000 from June 30, 2025 to 2,210,000 on September 30, 2025.

The Trust’s net increase in net assets resulting from operations for the three months ended September 30, 2025 was $16,956,542. This was the result of a change in unrealized appreciation on investment in ether of $4,375,913, a net realized gain of $913 on the sale of ether for purposes of distributing to the Sponsor as the Sponsor’s fee, and net realized gain on investment in ether sold for redemptions of $12,602,477. The Trust’s expenses for the three-month period were $22,761, relating to the Sponsor’s fees.

For the Three Months ended on September 30, 2024

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

For the Nine Months ended on September 30, 2025

The Trust’s NAV increased from $16,869,879 on December 31, 2024 to $45,914,704 on September 30, 2025. The increase in the Trust’s NAV resulted primarily from an increase in the price of ether of 24.56% (from $3,340.57 per ether on December 31, 2024 to $4,161.18 per ether on September 30, 2025) and a net increase in the number of shares outstanding of 1,010,000 from December 31, 2024 to 2,210,000 on September 30, 2025.

The Trust’s net increase in net assets resulting from operations for the nine months ended September 30, 2025 was $13,553,224. This was the result of a change in unrealized appreciation on investment in ether of $4,464,507, a net realized gain of $593 on the sale of ether for purposes of distributing to the Sponsor as the Sponsor’s fee, and net realized gain on investment in ether sold for redemptions of $9,126,375. The Trust expenses for the nine-month period were $38,251, relating to the Sponsor’s fees net of waiver reimbursement.

For the period May 1, 2024 (initial seed creation) through September 30, 2024

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks described below, in our Annual Report and subsequent Quarterly Reports, are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Effective October 8, 2025, the Trust allows for staking. Certain of the Trust’s risk factors, as set forth below, have been updated to reflect this change.

Risks Associated with Ether and the Ethereum Network

Moving from Proof-of-Work (PoW) to Proof-of-Stake (PoS) Consensus Mechanism.

In September 2022, the Ethereum network moved from a proof-of-work to a proof-of-stake mechanism called Serenity, or Ethereum 2.0. Unlike proof-of-work, in which miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, validators risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the total amount of coins staked. Any malicious activity, such as disagreeing with the eventual consensus or otherwise violating protocol rules, results in the forfeiture or “slashing” of a portion of the staked coins. To the extent the Sponsor determines to stake a portion of the Trust’s ether, the Sponsor plans to engage one or more third party staking services providers (each a “Staking Services Provider”) to conduct such staking activities (“Staking Activities”).Should any of the Trust’s Staking Services Providers engage in malicious activity or perform poorly, then such Staking Services Providers may be blacklisted which could negatively impact the Trust’s abilities to engage in Staking Activities and/or otherwise result in the Trust earning reduced staking rewards. Proof-of-stake is viewed as more energy efficient and scalable than proof-of-work. There is no guarantee that the Ethereum community will embrace Ethereum 2.0, and the new protocol may never fully scale.

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

There can be no guarantee that penalties, slashing or inactivity leaks and resulting losses will not occur as a result of the Staking Activities, if they are undertaken. Furthermore, a staking provider’s liability to the Trust is limited, and a staking provider may lack the assets or insurance in order to support the recovery of any losses incurred. There can be no guarantee that the Trust would recover any of its staked assets, or the value thereof, if it is subject to sanctions imposed by the Ethereum network.

Staked ether tokens will be inaccessible for a variable period of time, determined by a range of factors, which could result in certain liquidity risk to the Trust.

The Sponsor may, from time to time, stake a portion of the Trust’s ether on behalf of the Trust through one or more Staking Services Providers. Under current Ethereum network protocols, staked ether tokens are permitted to be un-staked by the holder of such ether tokens. However, as part of the “activating” and “exiting” processes of staking, staked ether tokens will be inaccessible for a variable period of time determined by a range of factors, including network congestion, resulting in certain liquidity risks that the Sponsor plans to manage.

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

Even in the event the Trust is then permitted to operate an ongoing redemption program due to the time involved in “exiting” the staking process there is a risk that the Trust could become unable to timely meet excessive redemption requests in amounts that are greater than the portion of the Trust’s ether that remains un-staked, leading to temporary delays in settlement and, in extreme scenarios, the temporary unavailability of the Trust’s redemption program. Moreover, any staked ether which must be un-staked in order to fulfill a redemption (to the extent such redemption cannot be fulfilled utilizing the portion of the Trust’s ether that has not been staked) will be un-staked only after the redemption request is approved by the Trust, the Sponsor executes an un-stake or withdrawal transaction, and such transaction is processed by the Ethereum network. The Staking Services Provider will not be able to change the addresses on the Ethereum network to which staked ether is to be withdrawn or to which ether rewards shall be sent.

The Trust will be dependent on third parties to effectively execute the Trust’s Staking Activities.

The amount of staking rewards that the Trust’s staking activity will generate will be dependent on the performance of the Staking Services Providers, including the adequacy and reliability of the hardware and software utilized by the Staking Services Providers. If the Staking Services Providers experience service outages or otherwise are unable to optimally execute the staking of the Trust’s ether, the Trust’s staking rewards may be adversely affected.

The Trust will not stake its ether until it has determined that the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes, which could harm the value of the Shares.

The Trust’s investment objective is to seek to track the performance of ether, as measured by the performance of the Index adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s ether, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes. If the Sponsor determines the Trust is not able to so carry out staking activities, the Trust may cease some or all of its staking activities. Staking on the Ethereum network involves delegating ether to validators and carries risks discussed further below. Staked ether may be subject to community-determined penalties for validator misbehavior, or slashing. If the Staking Provider causes the Trust’s staked ether to be subject to such slashing losses, the Trust could suffer losses of the staked ether. Additionally, the staking process includes protocol-defined warm-up, activation and withdrawal periods, during which staked ether is temporarily locked and inaccessible. These phases affect when ether begins earning rewards, participates in consensus and becomes available for transfer or redelegation.

The Staking Provider will stake the Trust’s ether as the node operator and will operate a validator node to stake the Trust’s ether. The Staking Provider will perform its staking services in collaboration with the Custodians, as the ether will be staked directly from the Trust’s ether accounts with the Custodians. The Trust will maintain control of the ether while it is staked because it will remain in the Trust’s account with the Custodians (i.e., it will be kept in a separate account for which the Trust is the beneficial and record owner and will not be commingled with other parties’ accounts with the Custodians). Staking will be a passive activity for the Trust, as it will not operate its own staking program. The Trust’s role will be limited to evaluating and contracting with one or more Staking Providers and instructing the Staking Provider on when to stake and/or unstake the Trust’s ether.

The rewards owed or paid to the Custodians as compensation for the Staking Services Providers reduce the amount of ether rewards that are generated from the Trust’s Staking Program that are available as the assets of the Trust. Each Staking Services Provider that generates staking rewards will be entitled to compensation determined as a portion of the staking rewards, which is generally expected to be determined by a fixed percentage of the overall rewards amount (the “Staking Provider Consideration”). The portion of the consideration paid to the Sponsor for arranging for the staking of the Trust’s ether (the “Sponsor’s Staking Portion”) will be comprised of an aggregate of 25% of the gross proceeds generated from staking (“Staking Consideration”). Of the Sponsor’s Staking Portion, the Sponsor will pay the Staking Services Provider for their services under the Staking Services Agreement and the Trust’s Custodians in connection with staking activities. The Trust will receive and retain the remainder of the gross Staking Consideration. The staking rewards earned by the Trust will accrue to the Trust’s account with the Custodians and will generally be staked in the same way as the Trust’s already staked ether. Block rewards and transaction fees are not considered staking rewards and will not accrete to the Trust.

The Trust may be negatively impacted by Staking Activities.

The Ethereum network uses a proof-of-stake consensus mechanism to secure and operate the network, meaning that the voting power of a validator in the network is determined by the amount of stake delegated to them by ether token holders. In proof-of-stake, validators risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the total amount of coins staked. The more stake delegated to a validator, the more voting power they have, the higher the likelihood is that the validator will be selected to propose and validate blocks and the higher the associated reward will be. This, in turn, leads to higher ether earnings for the ether tokenholders who chose to stake with the validator in question.

If an ether tokenholder chooses to engage in staking, they must either choose a specific validator to stake with or have sufficient ether to be selected as a validator by the Ethereum network themselves. The choice of validator can potentially impact the amount of staking rewards the tokenholder receives. The factors determining this amount include, but are not limited to:

●	Validator commission rate: a validator can choose to set a non-zero commission rate specifying the percentage of staking rewards they are taking from the stakers. For example, if a validator has a commission rate of 10%, then 10% of such staker’s staking rewards are given to the validator.

●	Validator performance: a validator with bad performance will receive reduced staking rewards for the applicable period, and ether tokenholders who have delegated their stake to such validator will also receive reduced rewards for such period when they withdraw their stake from such validator.

If any Staking Services Provider experiences operational or other difficulties, terminates their services, fails to comply with regulations, raises their prices or disputes key intellectual property rights sold or licensed to, the Trust, the Trust could suffer losses. The Trust may also suffer the consequences of such Staking Services Provider’s mistakes. For example, if the Trust’s Custodians or Staking Services Provider selected to act as validators fail to behave as expected, default, fail to perform, suffer cybersecurity attacks, experience security issues or encounter other problems, the assets of the Trust may be irretrievably lost. The failure or capacity restraints of vendors and services, a cybersecurity breach involving any service providers or the termination or change in terms or price or commission rate of a vendor, third-party software license or service agreement on which the Trust relies, could disrupt the Trust’s Staking Activities or cause losses. Replacing any Staking Services Provider or addressing other issues with vendors and service providers could entail significant delay, expense and disruption for the Trust. As a result, if these vendors and service providers experience difficulties, are subject to cybersecurity breaches, terminate their services, dispute the terms of intellectual property agreements or raise their prices, and the Sponsor is unable to replace them with other vendors and service providers, particularly on a timely basis, the Trust’s Staking Activities could be interrupted or disrupted, and the Trust could suffer a loss.

The Ethereum network dictates requirements for participation in the network’s protocols and may reduce rewards if the relevant activities are not performed correctly. Malicious or poorly performing validators may also be “blacklisted”, meaning that ether tokenholders may decide to no longer delegate stake to such actors thereby resulting in such actors not being selected to validate and they would therefore be unable to receive staking rewards therefrom. Should any of the Trust’s Staking Services Providers engage in malicious activity or perform poorly, then such Staking Services Providers may be blacklisted which could negatively impact the Trust’s abilities to engage in Staking Activities and/or otherwise result in the Trust earning reduced staking rewards.

Staking requires that the Trust lock up the staked ether and become subject to an unbonding period to unstake the staked ether, meaning that the Trust cannot transfer the staked ether during the time that the ether is staked and during which it is being unbonded. The unbonding period may be longer than anticipated based on network activity. Note that the duration of the bonding period may depend on a range of factors including network load.

Due to the time involved in “exiting” the staking process, there is a risk that the Trust could become unable to timely meet excessive redemption requests in amounts that are greater than the portion of the Trust’s ether that remains un-staked, leading to temporary delays in settlement and, in extreme scenarios, the temporary unavailability of the Trust’s redemption program. Moreover, any staked ether which must be un-staked in order to fulfill a redemption (to the extent such redemption cannot be fulfilled utilizing the portion of the Trust’s ether that has not been staked, or through another mechanism to manage liquidity in connection with redemption orders) will be un-staked only after the redemption request is approved by the Trust, the Sponsor executes an un-stake or withdrawal transaction through the Custodians, and such transaction is processed by the Ethereum network. The Staking Provider will not be able to transfer unstaked ether or Staking Provider Consideration to another address on the Ethereum network.

In addition, depending on the anticipated length of the unbonding period, the staked ether may be classified as illiquid under the Trust’s liquidity risk management program. In addition, if ether is determined to be a security under the 1933 Act, it could be subject to significant constraints in terms of any transfer or disposal of such ether. In such event, the Trust may consider ether to be an “illiquid security”, which it defines as a security that the Trust reasonably expects cannot be sold or disposed of in current market conditions in seven calendar days or less without the sale or disposition significantly changing the market value of the security.

Rewards for staked ether may be accrued even before the staked ether is unbonded. Once accrued, such ether rewards are considered part of the Trust’s assets, even if unbonding has not occurred. The Sponsor and the Trust will manage liquidity in accordance with the Trust’s liquidity risk policies and procedures and will monitor staking and bonding/unbonding activity closely on a daily basis. For more information on the Trust’s liquidity risk policies and procedures, see “Staking of the Trust’s Assets—Liquidity Risk Policies and Procedures.”

There is no guarantee that the Trust will receive any rewards with respect to staked ether. Past rewards are not indicative of future returns. The staking rewards that the Trust may receive from staking ether, if any, may be affected by, among other factors:

●	the total amount of ether staked by users of the Ethereum network;

●	the total amount of ether staked by the Trust;

●	changes to the Ethereum network as a result of protocol governance decisions;

●	changes to validator fees or commission rates set by the validators, including the commission charged by the taking Services Provider (if any);

●	halts, outages or other anticipated or unanticipated interruptions affecting the Ethereum network or third-party service providers involved in the staking of the Trust’s ether;

●	anticipated or unanticipated downtime by the Staking Services Provider;

●	loss or deprivation of ether as a result of a violation of the Ethereum network’s rules by the Staking Services Provider;

●	validators ceasing to be eligible to participate in the Ethereum network’s proof-of-stake protocol and earn rewards;

●	“bonding”, “unbonding” or other ether lock-up periods specified by the Ethereum network; and

●	delays or other operational factors related to or otherwise impacting the Trust’s Staking Activities.

The Staking Provider may not optimally execute the staking activities.

The Trust relies on the resources of the Staking Provider to facilitate the Sponsor’s staking activities. The Staking Provider will provide the hardware, software and services necessary to stake the ether from a validator node. The hardware and software utilized by the Staking Provider may prove to be inadequate to maximize the Trust’s staking revenue. The Trust is dependent on the hardware, software and services of the Staking Provider to effectively execute the staking activities. The Sponsor will have no ability to supervise or direct the conduct of the Staking Provider.

In addition, the Staking Provider Consideration will be paid from the proceeds of the staking program received by the Trust. The payment of the Staking Provider Consideration will reduce the portion of the staking rewards generated by the staking activities that are actually retained by the Trust. Accordingly, the staking rewards actually retained by the Trust will likely be less than what the Trust would retain if the Sponsor were to administer its own staking activities without the assistance of third-party service providers.

The Trust may vary the amount of ether to be staked and the rewards received may accordingly change from time to time.

The Trust’s staking model aims to maximize the portion of the Trust’s ether available for staking while controlling for liquidity and redemption risks. The model determines an optimal target range for the portion of assets staked, which is set by the Sponsor and which is based on factors including lock-up periods, historical and stressed redemption activity, Trust size, projected staking yields, staking provider reliability, secondary market liquidity, and broader market conditions (the “Utilization Rate”) by balancing expected yield against potential costs. While the Trust may stake a maximum of 100% of its ether holdings, the amount of ether that remains unstaked is determined based on the Trust’s Utilization Rate analysis, and accordingly may vary from time to time. Based on Utilization Rate analysis applied to historical data, the Trust generally intends to stake between 40% and 70% of the ether it holds, although the amount of ether that is staked may be lesser or greater from time to time. The precise percentage to be staked will be based on the estimated liquidity needs of the Trust, as determined by the Sponsor. Accordingly, changes in the percentage of ether holdings that are staked could impact the value of Shares held by investors.

Validators may suffer losses due to staking, which could make the Ethereum network less attractive.

Validation on the Ethereum network requires ether to be transferred into smart contracts on the underlying blockchain networks not under the Trust’s or anyone else’s control. If the Ethereum network source code or protocol fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such assets may be irretrievably lost. In addition, the Ethereum networks dictate requirements for participation in validation activity, and may impose penalties, or “slashing,” if the relevant activities are not performed correctly, such as if the staker acts maliciously on the network, “double signs” any transactions, or experience extended downtimes. Such penalties include the reduction of staking rewards for malicious actors and poorly performing validators and the “blacklisting” of such actors which may result in ether tokenholders no longer delegating their stakes to such actors thereby resulting in such actors not being selected to validate in the future. Should any of the Trust’s Staking Services Providers engage in malicious activity or perform poorly, then such Staking Services Providers may be blacklisted which could negatively impact the Trust’s abilities to engage in Staking Activities and/or otherwise result in the Trust earning reduced staking rewards. If validators’ staked ether are slashed by the Ethereum network, their assets may be confiscated, withdrawn, or burnt by the network, resulting in losses to them. Furthermore, the Ethereum network requires the payment of base fees and the practice of paying tips is common, and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of ether. Any cybersecurity attacks, security issues, hacks, penalties, slashing events, or other problems could damage validators’ willingness to participate in validation, discourage existing and future validators from serving as such, and adversely impact the Ethereum network’s adoption or the price of ether. Any disruption of validation on the Ethereum network could interfere with network operations and cause the Ethereum network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of ether to decrease.

The Sponsor’s receipt of a portion of staking rewards may create conflicts of interest.

The portion of the consideration paid to the Sponsor for arranging for the staking of the Trust’s ether (the “Sponsor’s Staking Portion”) will be comprised of an aggregate of 25% of the gross proceeds generated from staking (“Staking Consideration”). Of the Sponsor’s Staking Portion, the Sponsor will pay the Staking Services Provider for their services under the Staking Services Agreement and the Trust’s Custodians in connection with staking activities. The Trust will receive and retain the remainder of the gross Staking Consideration. This arrangement creates a financial incentive for the Sponsor to maximize the amount of ether staked by the Trust, as higher levels of staked ether would generally result in greater staking rewards to the Sponsor. However, the Sponsor’s interest in maximizing staking rewards may conflict with the Trust’s need to maintain sufficient liquid ether to meet redemption requests and other operational requirements. If the Sponsor directs the Trust to stake excessive amounts of ether relative to the Trust’s liquidity needs, the Trust could become unable to timely meet redemption requests in amounts that are greater than the portion of the Trust’s ether that remains unstaked, leading to temporary delays in settlement and, in extreme scenarios, the temporary unavailability of the Trust’s redemption program.

While the Trust’s staking policies are designed to balance expected yield against potential risks and is based on various factors including historical redemption patterns and liquidity analysis, the Sponsor has sole discretion in determining the amount of ether to stake. Shareholders have no ability to influence or override the Sponsor’s determinations regarding staking levels. The Sponsor’s financial interest in staking rewards may cause it to prioritize staking income over maintaining adequate liquidity reserves, particularly during periods when staking yields are attractive relative to the costs and risks of maintaining liquid ether reserves.

Any inability to meet redemption requests in a timely manner due to excessive staking could harm Authorized Participants’ ability to effectively arbitrage the Trust’s Shares, potentially causing the Shares to trade at significant premiums or discounts to NAV. This could result in Shareholders being unable to exit their positions at fair value or being forced to accept delays in redemption processing, either of which could cause substantial losses to Shareholders.

Tax Risk

The ongoing activities of the Trust may generate tax liabilities for Shareholders.

It is expected that each Shareholder will include in the computation of their taxable income their proportionate share of the taxable income and expenses of the Trust, including gains and losses realized in connection with the use of ether to pay Trust expenses or facilitate redemption transactions, as well as any amounts received in connection with staking, as applicable. The Trust does not anticipate making distributions to Shareholders, so any tax liability that a Shareholder incurs as a result of holding Shares will need to be satisfied from some other source of funds. If a Shareholder sells Shares in order to raise funds to satisfy such a tax liability, the sale itself may generate additional taxable gain or loss.

Ether staking may result in adverse tax consequences for Shareholders.

To the extent the Sponsor determines to stake a portion of the Trust’s ether, the staking of the Trust’s ether is expected to result in the Trust’s receipt of amounts received in connection with staking in the form of additional ether. Any such rewards are expected to be treated as ordinary income for U.S. federal income tax purposes. Thus, the Trust’s receipt of rewards derived from ether staking activities could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Additionally, the Trust’s receipt of amounts received in connection with staking could have implications for investors sensitive to unrelated business taxable income, U.S. withholding taxes or taxable income effectively connected with a U.S. trade or business. The U.S. federal income tax treatment of staking may change from that described in the Trust’s prospectus filed with the SEC on October 8, 2025, possibly with retroactive effect.

The treatment of staking in a grantor trust for U.S. federal income tax purposes is still developing.

As a grantor trust, the Trust can undertake only certain types of activities. For example, generally, the Trust cannot vary its investment portfolio to take advantage of market fluctuations. The Trust may receive income from investment activities that do not require such decision-making. The federal income tax treatment of staking for grantor trust purposes is uncertain pending additional IRS guidance. If the Trust were viewed as undertaking the types of activities that would not be allowable for U.S. federal income tax purposes, then the Trust could lose its income tax status as a grantor trust, and the Trust could be reclassified as a partnership. If the Trust were reclassified as a partnership, a more complex reporting regime would apply, and Shareholders would receive a Form K-1. If the Trust were reclassified as a partnership but did not satisfy a safe harbor or exception to the publicly traded partnership rules, it could be reclassified as a corporation, which would subject the Trust to corporate level tax, and the Shareholder’s return on investment would likely be affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Trust redeemed 228 Creation Units (comprising 2,280,000 Shares) during the three-month period ended September 30, 2025. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
July 1, 2025 – July 31, 2025	290,000	$18.83	N/A
August 1, 2025 – August 31, 2025	310,000	$20.65	N/A
September 1, 2025 – September 30, 2025	1,680,000	$21.39	N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the three-month period ended September 30, 2025.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(2)	Certificate of Amendment to the Certificate of Trust
3.2(2)	Second Amended and Restated Trust Agreement, dated as of August 27, 2025
3.3(3)	Third Amended and Restated Trust Agreement, dated as of October 8, 2025.
10.1(3)	Master Infrastructure-As-A-Service Agreement, effective as of October 7, 2025, by and between Coinbase Crypto and the Trust.
10.2(3)	Amendment to the Sponsor Agreement, dated as of October 8, 2025.
10.3(1)	Omnibus Amendment to the Coinbase Prime Broker Agreement, dated September 7, 2025.
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed herewith
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 27, 2025.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 8, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21Shares Ethereum ETF (Registrant)

By: 21Shares US LLC, its Sponsor

By:	/s/ Russell Barlow
Russell Barlow
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025

By:	/s/ Duncan Moir
Duncan Moir
President (Principal Financial Officer)

Date: November 14, 2025