Form 10-K
period 2025-12-31
21Shares Ethereum ETF
filed 2026-03-31
CIK 1992508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to________

Commission File Number 001-42151

21Shares Ethereum ETF

(Exact Name of Registrant as Specified in Its Charter)

Delaware	93-6828290
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

477 Madison Avenue, 6th Floor

New York, New York, 10022

(646) 370-6016

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of Beneficial Interests of 21Shares Ethereum ETF	TETH	Cboe BZX Exchange, Inc.

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

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2025 was $22,751,154.

The registrant had 1,390,000 outstanding shares as of March 24, 2026.

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

i

PART I

Item 1. Business

DESCRIPTION OF THE TRUST

The Trust is an exchange-traded fund that issues common shares of beneficial interest (the “Shares”) that trade on the Cboe BZX Exchange, Inc. (the “Exchange”) under the symbol “TETH”. The Trust’s investment objective is to seek to track the performance of ether, as measured by the performance of the CME CF Ether-Dollar Reference Rate - New York Variant (the “Index”), adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s ether, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. Federal income tax purposes. In seeking to achieve its investment objective, the Trust holds ether and values its Shares daily based on the Index. The Sponsor is the sponsor of the Trust and CSC Delaware Trust Company (the “Trustee”) is the trustee of the Trust. The Bank of New York Mellon serves as the Trust’s Administrator, Transfer Agent, and Cash Custodian. Coinbase Custody Trust Company, LLC (“Coinbase Custodian”), BitGo Bank & Trust Company, N.A. (“BitGo”), Anchorage Digital Bank N.A (“Anchorage”) and BitGo New York Trust Company, LLC (“BitGo New York”, and, together with Coinbase Custodian, BitGo, and Anchorage, as the context may require, the “Ether Custodians” and each an “Ether Custodian”), are the Ether Custodians for the Trust and hold all the Trust’s ether on the Trust’s behalf. The Trust does not purchase or sell ether other than in connection with the creation and redemption of Shares or to pay certain expenses, which are facilitated by Coinbase, Inc. (the “Prime Broker”), or any other prime brokers with whom the Trust contracts.

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

organization

The Trust is a Delaware statutory trust, formed on September 5, 2023, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust continuously issues Shares that may be purchased and sold on the Exchange. The Trust operates pursuant to the Trust Agreement. CSC Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021.

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

The fiscal year of the Trust is December 31st.

DESCRIPTION OF THE SHARES

Each Share represents a fractional undivided beneficial interest in the net assets of the Trust. All Shares are transferable, fully paid and non-assessable. Upon redemption of the Shares, the applicable Authorized Participant is paid solely out of the funds and property of the Trust. The assets of the Trust consist primarily of ether held by the Ether Custodians on behalf of the Trust and cash. Creation Baskets are redeemed by the Trust in exchange for an amount of ether or cash equal to the amount of ether represented by the aggregate number of Shares redeemed.

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

Under the Trust’s Amended and Restated Trust Agreement (the “Trust Agreement”), Shareholders have no voting rights except as the Sponsor may consider desirable and so authorize in its sole discretion.

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

Investment Objective

The Trust’s investment objective is to seek to track the performance of ether, as measured by the Index, adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s ether, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes. In seeking to achieve its investment objective, the Trust holds ether and values its Shares daily as of 4:00 p.m. ET based on the Index.

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

Fees, Expenses and Realized Gain (Loss)

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s ether holdings. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor Fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever came first. The six-month waiver period ended on January 23, 2025, at which time the Sponsor began collecting the Sponsor Fee. On October 8, 2025, the Sponsor agreed to voluntarily waive the fee it receives from the Trust as compensation for the Sponsor’s services rendered to the Trust for a period of one year beginning on October 9, 2025, and ending on October 8, 2026.

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

As partial consideration for receipt of the Sponsor Fee, the Sponsor assumes and pays all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including (i) the fee payable to the marketing agent for services it provides to the Trust (the “Marketing Fee”), (ii) fees to the Administrator, if any, (iii) fees to the Ether Custodians, (iv) fees to the Transfer Agent, (v) fees to the Trustee, (vi) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (vii) ordinary course legal fees and expenses but not litigation-related expenses, (viii) audit fees, (ix) regulatory fees, including if applicable any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs; (xi) costs of maintaining the Sponsor’s website and (xii) applicable license fees (each, a “Sponsor-paid Expense” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense (as defined below) will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

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

Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis, but only in one or more Baskets (other than in the case of the Initial Seed Shares) consisting of 10,000 Shares or multiples thereof on the NAV of the date of the creation or redemption. Only “Authorized Participants”, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders.

Authorized Participants may purchase Shares in cash by depositing cash in the Trust’s account with the Cash Custodian. This will cause the Sponsor, on behalf of the Trust, to automatically instruct a designated third party, who may be an Authorized Participant or an affiliate of an Authorized Participant, and with whom the Sponsor has entered into an agreement on behalf of the Trust (each such third party, an “Ether Counterparty”), to (i) purchase the amount of ether equivalent in value to the cash deposit amount associated with the order and (ii) deposit the resulting ether amount in the Trust’s accounts with the Ether Custodians, resulting in the Transfer Agent crediting the applicable amount of Shares to the Authorized Participant. Authorized Participants may also purchase Shares in-kind. To purchase Shares in-kind, an Authorized Participant delivers, or arranges for the delivery by the Authorized Participant’s designee of, ether to the Trust’s accounts with an Ether Custodian in exchange for Shares.

When such an Authorized Participant redeems its Shares in cash, the Sponsor, on behalf of the Trust will direct an Ether Custodian to transfer ether to an Ether Counterparty, who will sell the ether to be executed, in the Sponsor’s reasonable efforts, at the Index price used to calculate the Trust’s NAV, taking into account any spread, commissions, or other trading costs and deposit the cash proceeds of such sale in the Trust’s account with the Cash Custodian for settlement with the Authorized Participant. Any slippage incurred (including, but not limited to, any trading fees, spreads, or commissions), on a cash equivalent basis, will be the responsibility of the Authorized Participant and not of the Trust or Sponsor. Authorized Participants may also redeem Shares in-kind. When such an Authorized Participant redeems Shares in-kind, the Trust, through an Ether Custodian, will deliver ether to the Authorized Participant or its designee in exchange for Shares.

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

The Sponsor is a wholly owned subsidiary of 21co Holdings Limited (formerly known as Amun Holdings Limited). The ultimate parent company of 21co Holdings Limited is FalconX Holdings Limited (“FalconX”). At present, the primary business activities of 21co Holdings Limited and FalconX are, with respect to 21co Holdings Limited, providing exchange traded products and technology services in the digital asset space through its subsidiaries and, with respect to FalconX, providing comprehensive access to global digital asset liquidity and a full range of trading services (including through its affiliates).

21Shares AG (collectively with its affiliates, the “21Shares Group”), an affiliate of the Sponsor, has considerable experience issuing and operating exchange-traded products that provide exposure to digital assets, operating such exchange-traded products since 2018. As of December 31, 2025, the 21Shares Group oversees approximately $7.56 billion in assets under management and 67 digital asset-related exchange-traded products across various jurisdictions. The Sponsor utilizes a similar management team that the 21Shares Group has used in issuing and operating these exchange-traded products. Additionally, since November 2025, the Sponsor serves as sub-adviser to 4 investment companies registered under the 1940 Act.

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

the trustee

CSC Delaware Trust Company, a Delaware trust company, acts as the trustee of the Trust for the purpose of creating a Delaware statutory trust in accordance with the DSTA. The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

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

the ether Custodians

The Coinbase Custodian, BitGo, Anchorage, and BitGo New York are the Ether Custodians for the Trust and hold all of the Trust’s ether on the Trust’s behalf.

The Ether Custodians keep custody of all the Trust’s ether, other than which is maintained in the Trading Balance with the Prime Broker, in the Cold Vault Balance. The Ether Custodians keep a substantial portion of the private keys associated with the Trust’s ether in “cold storage” or similarly secure technology. Cold storage is a safeguarding method with multiple layers of protections and protocols, by which the private key(s) corresponding to the Trust’s ether is (are) generated and stored in an offline manner. Private keys are generated in offline computers that are not connected to the internet so that they are resistant to being hacked. By contrast, in hot storage, the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to being hacked. While the Ether Custodians will generally keep a substantial portion of the Trust’s ether in cold storage on an ongoing basis, it is possible that, from time to time, portions of the Trust’s ether will be held outside of cold storage temporarily in the Trading Balance maintained by the Prime Broker as part of trade facilitation in connection with creations and redemptions of Baskets, to sell ether including to pay Trust expenses, or to pay the Sponsor Fee, as necessary. The Trust’s ether held in the Cold Vault Balance by the Ether Custodians are held in segregated wallets and therefore are not commingled with the Ether Custodians’ assets or the assets of each such Ether Custodian’s other customers.

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

The Ether Custodians’ internal audit team performs periodic internal audits over custody operations, and the Ether Custodians have represented that Systems and Organizational Control attestations covering private key management controls are also performed on the Ether Custodians by an external provider.

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

Ether held in the Trust’s account with the Ether Custodians is the property of the Trust. The Trust, the Sponsor and the service providers will not loan or pledge the Trust’s assets, including staked assets, nor will the Trust’s assets, including staked assets, serve as collateral for any loan or similar arrangement. The Trust will not utilize leverage, derivatives, or any similar arrangements in seeking to meet its investment objective.

In the event of a fork, the Custodial Services Agreements provide that the Ether Custodians may temporarily suspend services, and may, in their sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely, provided that the Ether Custodians shall use commercially reasonable efforts to avoid ceasing to support both branches of such forked protocol and will support, at a minimum, the original digital asset. The Custodial Services Agreements provide that, other than as set forth therein, and provided that the Ether Custodians shall make commercially reasonable efforts to assist the Trust to retrieve and/or obtain any assets related to a fork, airdrop or similar event, the Ether Custodians shall have no liability, obligation or responsibility whatsoever arising out of or relating to the operation of the underlying software protocols relating to the Ethereum network or an unsupported branch of a forked protocol and, accordingly, the Trust acknowledges and assumes the risk of the same. The Custodial Services Agreements further provide that, unless specifically communicated by the relevant Ether Custodian and its affiliates through a written public statement on their website, such Ether Custodian does not support airdrops, metacoins, colored coins, side chains, or other derivative, enhanced or forked protocols, tokens or coins, which supplement or interact with ether.

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

Under the Custodial Services Agreements, the Ether Custodians’ liability is limited. With respect to the Coinbase Custody Agreement, the Coinbase Custodian’s liability is as follows, among others: (i) the Coinbase Custodian’s aggregate liability with respect to any breach of its obligations under the Coinbase Custody Agreement shall not exceed the aggregate amount of fees paid by the Trust to the Coinbase Custodian in respect of the services relating to custody, trade execution, lending or post-trade credit (if applicable), and other services (collectively, the “Prime Broker Services”) in the 12 months prior to the event giving rise to such liability; (ii) the Coinbase Custodian’s aggregate liability under the Coinbase Custody Agreement shall not exceed the greater of (A) the aggregate fees paid by the Trust to the Coinbase Custodian in respect of the custodial services in the 12 months prior to the event giving rise to the Coinbase Custodian’s liability, and (B) the value of the supported ether on deposit in the Trust’s custodial account(s) giving rise to the Coinbase Custodian’s liability at the time of the event giving rise to the Coinbase Custodian’s liability; (iii) the Coinbase Custodian’s aggregate liability in respect of each cold storage address shall not exceed $100 million; (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Coinbase Custodian is not liable, even if the Coinbase Custodian has been advised of or knew of or should have known of the possibility thereof; and (v) in no event shall the Coinbase Custodian or its affiliates have any liability to the Trust or any third party with respect to any breach of its obligations under the Coinbase Custody Agreement, express or implied, which does not result solely from its gross negligence, fraud or willful misconduct. Coinbase Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Coinbase Custodian. In the event of potential losses incurred by the Trust as a result of the Coinbase Custodian losing control of the Trust’s ether or failing to properly execute instructions on behalf of the Trust, the Coinbase Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Coinbase Custodian directly caused such losses. Furthermore, the insurance maintained by the Coinbase Custodian may be insufficient to cover its liabilities to the Trust.

With respect to the BitGo Custody Agreement, BitGo, in its capacity as an Ether Custodian (the “BitGo Custodian”) and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if the BitGo Custodian was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of the BitGo Custodian’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, the BitGo Custodian’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of the BitGo Custodian for direct damages is capped at the fees paid or payable to them under the BitGo Custody Agreement during the twelve-month period immediately preceding the first incident that caused the liability.

With respect to the Anchorage Custody Agreement, except for Anchorage’s, in its capacity as an Ether Custodian (the “Anchorage Custodian”) bad acts, confidentiality obligations under the Anchorage Custody Agreement, indemnification obligations under Anchorage Custody Agreement, or obligations with respect to rights to or limits on use under the Anchorage Custody Agreement, Anchorage is not liable for any losses, whether in contract, tort or otherwise, for any amount in excess of fees paid by the Trust in the twelve (12) months prior to when the liability arises. Moreover, the Anchorage Custodian is not liable for (i) losses which arise from its compliance with applicable laws, including sanctions laws administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”); or (ii) special, indirect or consequential damages, or lost profits or loss of business arising in connection with the Anchorage Custody Agreement. In addition, the Anchorage Custodian is not liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to the Anchorage Custodian or a third party for on-chain services, such as staking, voting, vesting, and signaling, unless such losses occur as a result of the Anchorage Custodian’s fraud or intentional misconduct.

With respect to the BitGo New York Custody Agreement, BitGo New York, in its capacity as an Ether Custodian (the “BitGo New York Custodian”) and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if the BitGo New York Custodian was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of the BitGo New York Custodian’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, the BitGo New York Custodian’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of the BitGo New York Custodian for direct damages is capped at the fees paid or payable to them under the BitGo New York Custody Agreement during the twelve-month period immediately preceding the first incident that caused the liability.

The Ether Custodians are not liable for delays, suspension of operations, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Ether Custodians. Under the Custodial Services Agreements, except in the case of their gross negligence, fraud, willful misconduct, breach of the BitGo Custody Agreement in the case of the BitGo Custodian, or breach of the BitGo New York Custody Agreement in the case of the BitGo New York Custodian, the Ether Custodians shall not have any liability for any damage or interruptions caused by any computer viruses, spyware, scareware, Trojan horses, worms or other malware that may affect the Trust’s computer or other equipment, or any phishing, spoofing or other attack.

The Ether Custodians may terminate the Custodial Services Agreements for any reason upon providing the applicable notice to the Trust, or immediately for Cause (as defined in the applicable Custodial Services Agreement), including, among others, if the Trust: materially breaches the Prime Broker Agreement and such breach remains uncured, or undergoes a bankruptcy event.

The Trust’s Transfer Agent will facilitate the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants. The Trust generally does not intend to hold cash or cash equivalents. However, there may be situations where the Trust will unexpectedly hold cash on a temporary basis, including in connection with the settlement of creation and redemption transactions. The Trust’s cash and cash equivalents are held at its account at the Cash Custodian, pursuant to the Cash Custody Agreement.

The Sponsor may, in its sole discretion, add or terminate ether custodians at any time. The Sponsor may, in its sole discretion, change the Ether Custodians for the Trust’s ether holdings, but it will have no obligation whatsoever to do so or to seek any particular terms for the Trust from other such Ether custodians. Should the Sponsor choose to add or terminate an Ether Custodian, the Trust will notify Shareholders in a prospectus supplement and/or a current report on Form 8-K or in its annual or quarterly reports, and, in any case, within four business days of such termination or addition.

THE STAKING SERVICES PROVIDERS

Coinbase Crypto Services, LLC (“Coinbase Crypto”), Figment Inc. (“Figment”) and Twinstake Ltd (“Twinstake” and collectively with Coinbase Crypto and Figment, the “Staking Services Providers”) serve as the Staking Services Providers.

STAKING OF THE TRUST’s ASSETS

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

The Staking Services Providers exercise no discretion as to the amount of the Trust’s ether to be staked or the timing of the Staking Activities. While the Trust may stake a maximum of 100% of its ether holdings, the amount of ether that remains unstaked is determined based on the Trust’s Utilization Rate analysis, and accordingly may vary from time to time. Based on Utilization Rate analysis applied to historical data, the Trust generally intends to stake between 40% and 70% of the ether it holds, although the amount of ether that is staked may be lesser or greater from time to time. The precise percentage to be staked will be based on the estimated liquidity needs of the Trust, as determined by the Sponsor. In determining how to stake the ether held by the Trust, and how much ether to stake, the Trust’s model operates on the following key parameters:

●	Unbonding period: The number of days required for unbonding staked assets as dictated by the Ethereum protocol;

●	ETF Historical redemption patterns: The historical percentages of cumulative drawdowns in redemptions during the bonding period for US listed ETFs and other similar instruments listed abroad;

●	Size of the Trust & Concentration: A trust with a high concentration of shareholders may have a higher percentage risk of redemption compared to a trust has a diversified shareholder base and a large number of assets under management;

●	Staking Services Provider performance: The model takes into account the performance, reliability, and reputation of staking services providers. This includes adherence to certain minimum operating standards, including monitoring their uptime, and slashing history; and

●	Market conditions monitoring: The model tracks market conditions, like regime shifts in momentum/liquidity, conditions of heightened demand or supply, network events and protocol changes, staking services provider risks.

The Trust makes available on its website the current percentage of the Trust’s ether being staked on a daily basis.

The rewards owed or paid to the Staking Services Providers reduce the amount of ether rewards that are generated from the Trust’s Staking Program that are available in the assets of the Trust. Each Staking Services Provider that generates staking rewards is entitled to compensation determined as a portion of the staking rewards, which is generally determined by a fixed percentage of the overall rewards amount (the “Staking Provider Consideration”). The portion of the consideration paid to the Sponsor for arranging for the staking of the Trust’s ether (the “Sponsor’s Staking Portion”) is comprised of an aggregate of 25% of the gross proceeds generated from staking (“Staking Consideration”). Of the Sponsor’s Staking Portion, the Sponsor pays the Staking Services Providers for their services in connection with Staking Activities. The Trust receives and retains the remainder of the gross Staking Consideration. Staking rewards are added to the Trust’s assets and accrete to NAV, and, as a result, NAV per share would be expected to increase.

On October 7, 2025, the Trust entered into a staking services agreement (the “Coinbase Crypto Agreement”) with Coinbase Crypto. Pursuant to that agreement, Coinbase Crypto will provide the Sponsor with certain services, including the following, on any network protocol and/or blockchain that is supported by Coinbase:

(i)	staking, validating, generating or approving blocks of transactions to be added to a particular blockchain, helping to secure the network or otherwise engaging with or participating on the supported network;

(ii)	support for eligible changes, improvements, extensions or other new versions thereof on the network; and

(iii)	development, upgrades, migration, integration, testing, conversion, monitoring, maintenance, consulting, or other services and deliverables.

The Coinbase Crypto Agreement has an initial term of two years, which automatically renews at the end of such a period. Under the Crypto Agreement, Coinbase Crypto may either act as a public validator or as a private dedicated validator in the Tether Mempool. The Trust may, from time to time, and at any time, engage additional staking providers besides Coinbase Crypto, Figment or Twinstake. The percentage of rewards to be paid to each such staking provider may vary and may be more or less than the amount paid by us to Coinbase Crypto, Figment or Twinstake. Rewards from staking are shared, distributed and added to the assets of the Trust periodically. Specifically, staking rewards that accrue to the Trust on or before the calculation of the Trust’s end-of-day NAV will be added to the assets of the Trust, irrespective of whether the staked ether has been unbonded at such time.

On February 4, 2026, the Trust entered into a staking services agreement with Figment (such agreement, the “Figment Agreement”), pursuant to which Figment will engage in staking in a manner reasonably intended to generate rewards and provide reports to the Trust showing the calculation of any rewards payable by the Ethereum blockchain to the Trust in connection with staking by Figment. The term of the Figment Agreement commenced on February 4, 2026, and continues in effect until terminated in accordance with its terms. Figment may, in its sole discretion, discontinue operating validator nodes for the Ethereum blockchain at any time upon reasonable prior written notice to the Trust.

The Figment Agreement may be terminated by either party upon written notice to the other party at any time and for any reason whatsoever. Each of Figment and the Trust must indemnify the other party and its affiliates and their respective representatives as set forth in the Figment Agreement. Provided that Figment generates staking rewards, Figment will be entitled to compensation determined as a portion of the staking rewards, which is generally expected to be a low single-digit percentage of the overall rewards amount.

On February 4, 2026, the Trust entered into a staking services agreement with Twinstake (such agreement, the “Twinstake Agreement”), pursuant to which Twinstake will make a staking system and/or interface available to the Trust for the purpose of network participation, and perform certain services, including providing nodes to which the Trust can delegate ether and providing support for eligible changes, improvements, extensions or other new versions of the Ethereum blockchain that are made available to the Trust in Twinstake’s sole discretion. The term of the Twinstake Agreement commenced on February 4, 2026, and continues in effect until terminated in accordance with its terms.

The Twinstake Agreement may be terminated by Twinstake for any reason upon at least ninety days’ prior written notice to the Trust, and may be terminated by the Trust with immediate effect for any reason by giving written notice to Twinstake where the Trust has no digital assets delegated for staking to Twinstake. The Twinstake Agreement can also be terminated under certain circumstances for cause. The Trust must indemnify Twinstake, its affiliates and their representatives, and subject to certain exclusions, Twinstake must indemnify the Trust, its affiliates and their representatives as set forth in the Twinstake Agreement. Provided that Twinstake generates staking rewards, Twinstake will be entitled to compensation determined as a portion of the staking rewards, which is generally expected to be a low single-digit percentage of the overall rewards amount.

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

authorized participants

Creation Baskets are created or redeemed only by Authorized Participants. Each Authorized Participant must be a registered broker-dealer, a participant in DTC, and have entered into an agreement with the Sponsor and Administrator (the “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of Creation Baskets and for the delivery of the ether required for such creations and redemptions. By executing an Authorized Participant Agreement, an Authorized Participant becomes part of the group of parties eligible to purchase Creation Baskets from, and put Creation Baskets for redemption to, the Trust. The Authorized Participant Agreement may provide for in-kind Basket creations and redemptions. An Authorized Participant is under no obligation to create or redeem Creation Baskets or to offer to the public Shares of any Creation Baskets it does create. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust, without the consent of any Shareholder or Authorized Participant. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

Taxation of the trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes.

As a grantor trust, the Trust can undertake only certain types of activities. For example, generally, the Trust cannot vary its investment portfolio to take advantage of market fluctuations. The Trust may receive income from investment activities that do not require such decision-making. If staking is treated for U.S. federal income tax purposes as a passive ministerial and administrative activity, it should be permissible for the Trust. To that end, on November 10, 2025, the U.S. Treasury Department and Internal Revenue Service (the “IRS”) issued a revenue procedure that provided a safe harbor for trusts that otherwise qualify as investment trusts and as grantor trusts to stake their digital assets without jeopardizing their tax status as investment trusts and grantor trusts for U.S. federal income tax purposes. The revenue procedure provides specific requirements that must be satisfied by a Trust in order to be eligible to rely on the safe harbor.

The Trust intends to operate so that it will qualify to be treated for U.S. federal income tax purposes as a grantor trust. In the opinion of Dechert LLP, although not free from doubt, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes (and the following discussion assumes such classification).

Because the treatment of staking in a grantor trust, including interpretation of the requirements under the safe harbor, is still developing, there remains a risk of adverse regulatory or legal determinations that could affect the tax treatment of the Trust as a grantor trust or affect the Trust’s operations. The opinion of Dechert LLP is based on various assumptions and representations relating to the Trust’s organization, operation, assets, activities, and income, including that all such assumptions representations on which the opinion is based and all other factual information set forth in the relevant documents, records, and instruments are true and correct, that all actions described in this offering are completed in a timely fashion and that the Trust will at all times operate in accordance with the method of operation described in the Trust’s organizational documents and this offering.

The opinion of Dechert LLP is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will agree with the conclusions herein and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for U.S. federal income tax purposes or with respect to any other matter. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as a partnership for U.S. federal income tax purposes, which may affect the timing and other tax consequences to the Shareholders. Under such circumstances, the Trust might be classified as a publicly traded partnership that would be taxable as a corporation for U.S. federal income tax purposes, in which case the Trust would be taxed in the same manner as a corporation on its taxable income and distributions to Shareholders out of the earnings and profits of the Trust would be taxed to Shareholders as ordinary dividend income. However, due to the uncertain treatment of digital asset for U.S. federal income tax purposes, there can be no assurance in this regard.

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

Risks Associated with Ether and the Ethereum Network

●	Digital assets such as ether were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate.

●	The value of the Shares relates directly to the value of ether, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

●	The value of the Shares depends on the development and acceptance of the Ethereum network. The slowing or stopping of the development or acceptance of the Ethereum network may adversely affect an investment in the Trust.

●	Due to the nature of private keys, ether transactions are irrevocable, and stolen or incorrectly transferred ether may be irretrievable. As a result, any incorrectly executed ether transactions could adversely affect an investment in the Trust.

●	Security threats to the Trust’s account with the Ether Custodians could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

●	Potential amendments to the Ethereum network’s protocols and software could, if accepted and authorized by the Ethereum network community, adversely affect an investment in the Trust. For example, the Ethereum network recently implemented software upgrades and other changes to its protocol, including the adoption of network upgrades collectively referred to as Serenity, or Ethereum 2.0. Ethereum 2.0. is a new iteration of Ethereum that amended its consensus mechanism to include ether staking and sharding. A digital asset network’s consensus mechanism is a material aspect of its source code, and any failure to properly implement such a change could have a material adverse effect on the value of ether and the value of the Shares.

●	The Ethereum network is still in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of ether as well as other Ethereum network protocols. For example, the Ethereum network has on two separate occasions reduced the quantity of ether rewarded per block and may make additional changes in the future. Any material change to the supply and issuance of ether may impact secondary market prices for ether.

●	Many digital asset networks, including Ethereum, face significant scaling challenges and are being upgraded with various features to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective.

●	A temporary or permanent “fork” of the Ethereum blockchain could adversely affect an investment in the Trust.

●	Blockchain technologies are based on the theoretical conjectures as to the impossibility of solving certain cryptographical puzzles quickly. These premises may be incorrect or may become incorrect due to technological advances and could negatively impact the future usefulness of ether and adversely affect an investment in the Trust.

●	The price of ether on the ether market has exhibited periods of extreme volatility, which could have a negative impact on the performance of the Trust. For example, between November 2021 and June 2022, the price of ether fell from an all-time high of $4,721.07 to $879.80. As of December 31, 2025, the price of ether has increased to $2,971.02. (source: Coinbase).

●	New competing digital assets may pose a challenge to ether’s current market position, resulting in a reduction in demand for ether, which could have a negative impact on the price of ether and may have a negative impact on the performance of the Trust.

Risks Associated with Investing in the Trust

●	The value of the Shares may be influenced by a variety of factors unrelated to the value of ether.

●	The NAV or Principal Market NAV may not always correspond to the market price of ether and, as a result, Creation Baskets may be created or redeemed at a value that is different from the market price of the Shares.

●	The inability of Authorized Participants and market makers to hedge their ether exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

●	The Trust is subject to risks due to its concentration of investments in a single asset.

●	Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV or the Principal Market NAV and its market price.

●	The amount of ether represented by the Shares will decline over time.

●	Ether staking may result in adverse tax consequences for Shareholders.

Risks Associated with the Regulatory Environment of Ethereum

●	Future and current regulations by a United States or foreign government or quasi-governmental agency could have an adverse effect on an investment in the Trust.

●	Shareholders do not have the protections associated with ownership of Shares in an investment company registered under the 1940 Act or the protections afforded by the CEA.

●	Future legal or regulatory developments may negatively affect the value of ether or require the Trust or the Sponsor to become registered with the SEC or CFTC, which may cause the Trust to incur unforeseen expenses or liquidate.

Risks Associated with the Tax Treatment of the Trust and Ether

●	The treatment of staking in a grantor trust for U.S. federal income tax purposes is still developing.

●	The tax treatment of ether and transactions involving ether for state and local tax purposes is not settled.

●	A hard “fork” of the Ether blockchain could result in Shareholders incurring a tax liability.

Other Risks

●	The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares.

●	The market infrastructure of the ether spot market could result in the absence of active Authorized Participants able to support the trading activity of the Trust, which would affect the liquidity of the Shares in the secondary market and make it difficult to dispose of Shares.

●	Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares.

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

The Trust is dependent on third parties to effectively execute the Trust’s Staking Activities.

The amount of staking rewards that the Trust’s staking activity will generate is dependent on the performance of the Staking Services Providers, including the adequacy and reliability of the hardware and software utilized by the Staking Services Providers. If the Staking Services Providers experience service outages or otherwise are unable to optimally execute the staking of the Trust’s ether, the Trust’s staking rewards may be adversely affected.

The Trust will stake its ether only if it may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes, which could harm the value of the Shares.

The Trust’s investment objective is to seek to track the performance of ether, as measured by the performance of the Index adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s ether, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes. If the Sponsor determines the Trust is not able to so carry out staking activities, the Trust may cease some or all of its staking activities. Staking on the Ethereum network involves delegating ether to validators and carries risks discussed further below. Staked ether may be subject to community-determined penalties for validator misbehavior, or slashing. If the Staking Services Providers cause the Trust’s staked ether to be subject to such slashing losses, the Trust could suffer losses of the staked ether. Additionally, the staking process includes protocol-defined warm-up, activation and withdrawal periods, during which staked ether is temporarily locked and inaccessible. These phases affect when ether begins earning rewards, participates in consensus and becomes available for transfer or redelegation.

The Staking Services Providers stake the Trust’s ether as the node operator and operate a validator node to stake the Trust’s ether. The Staking Services Providers perform their staking services in collaboration with the Ether Custodians, as the ether is staked directly from the Trust’s ether accounts with the Ether Custodians. The Trust maintains control of the ether while it is staked because it remains in the Trust’s account with the Ether Custodians (i.e., it is kept in a separate account for which the Trust is the beneficial and record owner and is not commingled with other parties’ accounts with the Ether Custodians). Staking is a passive activity for the Trust, as it does not operate its own staking program. The Trust’s role is limited to evaluating and contracting with one or more Staking Services Providers and instructing such Staking Services Provider on when to stake and/or unstake the Trust’s ether.

The rewards owed or paid to the Staking Services Providers reduce the amount of ether rewards that are generated from the Trust’s Staking Program that are available as the assets of the Trust. Each Staking Services Provider that generates staking rewards is entitled to Staking Provider Consideration. The portion of the consideration paid to the Sponsor for arranging for the staking of the Trust’s ether (the “Sponsor’s Staking Portion”) is comprised of an aggregate of 25% of the gross proceeds generated from staking (“Staking Consideration”). Of the Sponsor’s Staking Portion, the Sponsor pays the Staking Services Providers for their services in connection with staking activities. The Trust receives and retains the remainder of the gross Staking Consideration. The staking rewards earned by the Trust accrue to the Trust’s account with the Ether Custodians and are generally staked in the same way as the Trust’s already staked ether. Block rewards and transaction fees are not considered staking rewards and do not accrete to the Trust.

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

If any Staking Services Provider experiences operational or other difficulties, terminates their services, fails to comply with regulations, raises their prices or disputes key intellectual property rights sold or licensed to, the Trust, the Trust could suffer losses. The Trust may also suffer the consequences of such Staking Services Provider’s mistakes. For example, if the Trust’s Ether Custodians or Staking Services Provider selected to act as validators fail to behave as expected, default, fail to perform, suffer cybersecurity attacks, experience security issues or encounter other problems, the assets of the Trust may be irretrievably lost. The failure or capacity restraints of vendors and services, a cybersecurity breach involving any service providers or the termination or change in terms or price or commission rate of a vendor, third-party software license or service agreement on which the Trust relies, could disrupt the Trust’s Staking Activities or cause losses. Replacing any Staking Services Provider or addressing other issues with vendors and service providers could entail significant delay, expense and disruption for the Trust. As a result, if these vendors and service providers experience difficulties, are subject to cybersecurity breaches, terminate their services, dispute the terms of intellectual property agreements or raise their prices, and the Sponsor is unable to replace them with other vendors and service providers, particularly on a timely basis, the Trust’s Staking Activities could be interrupted or disrupted, and the Trust could suffer a loss.

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

Due to the time involved in “exiting” the staking process, there is a risk that the Trust could become unable to timely meet excessive redemption requests in amounts that are greater than the portion of the Trust’s ether that remains un-staked, leading to temporary delays in settlement and, in extreme scenarios, the temporary unavailability of the Trust’s redemption program. Moreover, any staked ether which must be un-staked in order to fulfill a redemption (to the extent such redemption cannot be fulfilled utilizing the portion of the Trust’s ether that has not been staked, or through another mechanism to manage liquidity in connection with Redemption Orders) will be un-staked only after the redemption request is approved by the Trust, the Sponsor executes an un-stake or withdrawal transaction through the Ether Custodians, and such transaction is processed by the Ethereum network. The Staking Services Providers will not be able to transfer unstaked ether or Staking Provider Consideration to another address on the Ethereum network.

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

There is no guarantee that the Trust will receive any rewards with respect to staked ether. Past rewards are not indicative of future returns. The staking rewards that the Trust may receive from staking ether, if any, may be affected by, among other factors:

●	the total amount of ether staked by users of the Ethereum network;

●	the total amount of ether staked by the Trust;

●	changes to the Ethereum network as a result of protocol governance decisions;

●	changes to validator fees or commission rates set by the validators, including the commission charged by the Staking Services Provider (if any);

●	halts, outages or other anticipated or unanticipated interruptions affecting the Ethereum network or third-party service providers involved in the staking of the Trust’s ether;

●	anticipated or unanticipated downtime by the Staking Services Provider;

●	loss or deprivation of ether as a result of a violation of the Ethereum network’s rules by the Staking Services Provider;

●	validators ceasing to be eligible to participate in the Ethereum network’s proof-of-stake protocol and earn rewards;

●	“bonding”, “unbonding” or other ether lock-up periods specified by the Ethereum network; and

●	delays or other operational factors related to or otherwise impacting the Trust’s Staking Activities.

The Staking Provider may not optimally execute the staking activities.

The Trust relies on the resources of the Staking Services Providers to facilitate the Sponsor’s staking activities. The Staking Services Providers provide the hardware, software and services necessary to stake the ether from a validator node. The hardware and software utilized by the Staking Services Providers may prove to be inadequate to maximize the Trust’s staking revenue. The Trust is dependent on the hardware, software and services of the Staking Services Providers to effectively execute the staking activities. The Sponsor has no ability to supervise or direct the conduct of the Staking Services Providers.

In addition, the Staking Provider Consideration is paid from the proceeds of the staking program received by the Trust. The payment of the Staking Provider Consideration reduces the portion of the staking rewards generated by the staking activities that are actually retained by the Trust. Accordingly, the staking rewards actually retained by the Trust are less than what the Trust would retain if the Sponsor were to administer its own staking activities without the assistance of third-party service providers.

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

Limits on ether supply.

Ether is the second largest cryptocurrency by market capitalization behind bitcoin. As of December 31, 2025, ether had a total market capitalization of approximately $358 billion and represented approximately 11.42% of the entire digital asset market.

The rate at which new ether are issued and put into circulation is expected to vary. The Ethereum network has no formal cap on the total supply of ether. As of December 31, 2025, the Ethereum network has a total outstanding supply of approximately 117.8M ether. The Ethereum network does, however, feature several mechanisms that, individually and in aggregate, have the effect of limiting the total supply of ether outstanding. These mechanisms are sometimes referred to collectively as the “Ethereum Triple Halving.”

As a result of the Merge, where the Ethereum network moved from a proof-of-work to a proof-of-stake mechanism under Ethereum 2.0, the rate of issuance is greatly reduced. Under proof-of-work, miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, which resulted in comparably more new tokens rewarded. By contrast, under proof-of-stake, validators risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked, which results in comparably fewer new tokens rewarded. Following the Merge, approximately 1,700 ether are issued per day, though the issuance rate varies based on the number of validators on the network. As of December 31, 2025, approximately 1406 ether were issued in the previous day. The issuance rate varies based on the number of validators on the network and other factors. As of December 31, 2025, approximately 13.67 ether were burned in the previous day.

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

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including ether, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for ether. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout ether’s history, including in 2021, before repeating again in 2022. Over the course of 2025, ether prices continued to exhibit extreme volatility.

Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”) one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned, and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO, who was found guilty of these criminal charges in November 2023. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events, the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including ether, may continue to experience significant volatility or price declines, and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny may increase, including from, among others, the U.S. Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. These events are continuing to develop, and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

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

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including, financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the staff of the SEC’s Division of Trading and Markets stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot exchange-traded products; however, there is as yet no definitive regulatory guidance on the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot ether. Absent further regulatory clarity regarding whether and how registered broker-dealers can hold and deal in ether under applicable broker-dealer financial responsibility and other rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for ether may be unable to demonstrate compliance with such rules. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements are primarily the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. Only certain Authorized Participants at present have the ability (either acting themselves or through their affiliates) to support in-kind creation and redemption activity.

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

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the originally contemplated in-kind creation and redemption model, or the potential unavailability or exhaustion of the Trust’s ability to borrow ether or cash as trade credit (the “Trade Credits”), which the Trust would not be able to use in connection with in-kind creations and redemptions. Such delays could cause the execution price associated with such trades to materially deviate from the Index price used to determine the NAV. Even though the Authorized Participants are responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying ether, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of ether, and as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying ether held by the Trust or sell Shares at a price lower than the value of the underlying ether held by the Trust, causing Shareholders to suffer losses.

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

The market value of ether is subject to momentum pricing.

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

A decline in the adoption of ether or the Ethereum network could negatively impact the Trust.

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

The use of digital assets such as ether to, among other things, buy and sell goods and services or facilitate cross-border payments, is part of a new and rapidly evolving industry that employs digital assets based upon computer-generated mathematical and/or cryptographic protocols. Ether is a prominent, but not unique, part of this industry. The growth of this industry is subject to a high degree of uncertainty, as new assets and technological innovations continue to develop and evolve. Currently, there is relatively limited use of ether in the retail and commercial marketplace in comparison to relatively extensive use as a store of value, thus contributing to price volatility that could adversely affect an investment in the Shares. However, ether may not be suited for a number of commercial uses, including those requiring real time payments, partially due to the amount of time that Ethereum transactions may potentially require in order to clear. This could result in decreasing usage of the network, to the extent that ether does not otherwise become a store of asset value or meet the needs of another commercial use.

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

Ether transactions recorded on the Ethereum network are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the Ethereum network’s aggregate hash rate. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of ether or a theft of ether generally will not be reversible, and the Trust may not be capable of seeking compensation for any such transfer or theft. Although the Trust’s transfers of ether will regularly be made to or from the Trust’s accounts with the Ether Custodians, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s ether could be transferred from the Trust’s accounts with the Ether Custodians in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. To the extent that the Trust is unable to successfully seek redress for such error or theft, such loss could adversely affect an investment in the Trust.

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

An investment in the Trust is not a deposit and is not FDIC-insured. Shareholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Administrator, Prime Broker and Ether Custodians expose the Trust and its Shareholders to the risk of loss of the Trust’s ether for which no person or entity is liable.

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

While the Ether Custodians have advised the Sponsor that they collectively have insurance coverage up to $685 million in the aggregate that covers losses of the digital assets they custody on behalf of their clients, including the Trust’s ether, resulting from theft, Shareholders cannot be assured that the Ether Custodians will maintain adequate insurance, that such coverage will cover losses with respect to the Trust’s ether, or that sufficient insurance proceeds will be available to cover the Trust’s losses in full. The Ether Custodians’ insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Ether Custodians, which could reduce the amount of such proceeds that are available to the Trust. In addition, the ether insurance market is limited, and the level of insurance maintained by the Ether Custodians may be substantially lower than the assets of the Trust. While the Ether Custodians maintain certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Ether Custodians will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets. The insurance maintained by each Ether Custodian is shared among all of such Ether Custodian’s customers, is not specific to the Trust or to customers holding ether with such Ether Custodian, and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

On September 11, 2024, the Trust entered into separate custodial services agreements (each, a “Custodial Services Agreement” and, collectively, including the agreement with Coinbase Custodian entered into between the Trust and Coinbase Custodian on May 8, 2024 (the “Coinbase Custody Agreement”), and the agreement with BitGo entered into between the Trust and BitGo on December 12, 2025 (the “BitGo Custody Agreement”), the “Custodial Services Agreements”) with each of (i) BitGo New York (the “BitGo New York Custody Agreement”) and (ii) Anchorage (the “Anchorage Custody Agreement”). While the Ether Custodians have advised the Sponsor that they have insurance coverage that covers certain losses of the digital assets it custodies on behalf of its clients, including the Trust’s ether, resulting from theft, Shareholders cannot be assured that the Ether Custodians will maintain adequate insurance, that such coverage will cover losses with respect to the Trust’s ether, or that sufficient insurance proceeds will be available to cover the Trust’s losses in full. The Ether Custodians’ insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Ether Custodians, which could reduce the amount of such proceeds that are available to the Trust. In addition, the ether insurance market is limited, and the level of insurance maintained by the Ether Custodians may be substantially lower than the assets of the Trust. While the Ether Custodians maintain certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Ether Custodians will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets. The insurance maintained by the Ether Custodians is shared among all of the Custodians’ customers, is not specific to the Trust or to customers holding ether with the Ether Custodians, and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

On December 12, 2025, the Trust entered into the BitGo Custody Agreement with BitGo Bank & Trust, N.A., a federally chartered national trust bank. Pursuant to the BitGo Custody Agreement, BitGo will establish and maintain one or more segregated custody accounts, controlled and secured by BitGo, on its books for the receipt, safekeeping, and maintenance of the Trust’s ether holdings. The BitGo Custody Agreement also requires BitGo to maintain reasonable insurance policies and coverage. The BitGo Custody Agreement commenced on December 12, 2025, and will continue for one year, unless earlier terminated in accordance with its terms or if either party notifies the other of its intention not to renew at least 30 days prior to the expiration of the then-current term. After the initial term, the BitGo Custody Agreement will automatically renew for successive one-year periods, unless either party notifies the other of its intention not to renew with prior notice.

Furthermore, under the Custodial Services Agreements, the Ether Custodians’ liability is limited. With respect to the Coinbase Custody Agreement, the Coinbase Custodian’s liability is as follows, among others: (i) the Coinbase Custodian’s aggregate liability with respect to any breach of its obligations under the Coinbase Custody Agreement shall not exceed the aggregate amount of fees paid by the Trust to the Coinbase Custodian in respect of the Prime Broker Services in the 12 months prior to the event giving rise to such liability; (ii) the Coinbase Custodian’s aggregate liability under the Coinbase Custody Agreement shall not exceed the greater of (A) the aggregate fees paid by the Trust to the Coinbase Custodian in respect of the custodial services in the 12 months prior to the event giving rise to the Coinbase Custodian’s liability, and (B) the value of the supported ether on deposit in the Trust’s custodial account(s) giving rise to the Coinbase Custodian’s liability at the time of the event giving rise to the Coinbase Custodian’s liability; (iii) the Coinbase Custodian’s aggregate liability in respect of each cold storage address shall not exceed $100 million; (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Coinbase Custodian is not liable, even if the Coinbase Custodian has been advised of or knew of or should have known of the possibility thereof; and (v) in no event shall the Coinbase Custodian or its affiliates have any liability to the Trust or any third party with respect to any breach of its obligations under the Coinbase Custody Agreement, express or implied, which does not result solely from its gross negligence, fraud or willful misconduct. Coinbase Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Coinbase Custodian. In the event of potential losses incurred by the Trust as a result of the Coinbase Custodian losing control of the Trust’s ether or failing to properly execute instructions on behalf of the Trust, the Coinbase Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Coinbase Custodian directly caused such losses. Furthermore, the insurance maintained by the Coinbase Custodian may be insufficient to cover its liabilities to the Trust.

With respect to the BitGo Custody Agreement, the BitGo Custodian and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if the BitGo Custodian was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of the BitGo Custodian’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, the BitGo Custodian’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of the BitGo Custodian for direct damages is capped at the fees paid or payable to them under the BitGo Custody Agreement during the twelve-month period immediately preceding the first incident that caused the liability.

With respect to the Anchorage Custody Agreement, except for the Anchorage Custodian’s bad acts, confidentiality obligations under the Anchorage Custody Agreement, indemnification obligations under Anchorage Custody Agreement, or obligations with respect to rights to or limits on use under the Anchorage Custody Agreement, the Anchorage Custodian is not liable for any losses, whether in contract, tort or otherwise, for any amount in excess of fees paid by the Trust in the twelve (12) months prior to when the liability arises. Moreover, the Anchorage Custodian is not liable for (i) losses which arise from its compliance with applicable laws, including sanctions laws administered by the OFAC of the U.S. Treasury Department; or (ii) special, indirect or consequential damages, or lost profits or loss of business arising in connection with the Anchorage Custody Agreement. In addition, the Anchorage Custodian is not liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to the Anchorage Custodian or a third party for on-chain services, such as staking, voting, vesting, and signaling, unless such losses occur as a result of the Anchorage Custodian’s fraud or intentional misconduct.

Under the BitGo New York Custody Agreement, the BitGo New York Custodian and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if the BitGo New York Custodian was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of the BitGo New York Custodian’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, the BitGo New York Custodian’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of the BitGo New York Custodian for direct damages is capped at the fees paid or payable to them under the BitGo New York Custody Agreement during the twelve-month period immediately preceding the first incident that caused the liability.

Similarly, under the Prime Broker Agreement, the Prime Broker’s liability is limited as follows, among others: (i) the Prime Broker’s aggregate liability shall not exceed the aggregate fees paid by the Trust to the Prime Broker in respect of the Prime Broker Services in the 12 months prior to the event giving rise to the Prime Broker’s liability; and (iii) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Prime Broker is not liable, even if the Prime Broker has been advised of or knew of or should have known of the possibility thereof. In general, with limited exceptions, the Prime Broker is not liable under the Prime Broker Agreement unless in the event of its gross negligence, fraud, or willful misconduct. The Prime Broker is not liable for delays, suspension of operations, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Prime Broker. These and the other limitations on the Prime Broker’s liability may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Broker directly caused such losses.

Moreover, in the event of an insolvency or bankruptcy of the Prime Broker (in the case of the Trading Balance) or the Ether Custodians (in the case of the Cold Vault Balance) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of entities such as the Ether Custodians or Prime Broker in the digital asset industry, there is a risk that customers’ assets — including the Trust’s assets — may be considered the property of the bankruptcy estate of the Prime Broker (in the case of the Trading Balance) or the Ether Custodians (in the case of the Cold Vault Balance), and customers — including the Trust — may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

The Coinbase Custody Agreement contains an agreement by the parties thereto to treat the ether credited to the Trust’s Cold Vault Balance with Coinbase as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Coinbase Custodian will serve as fiduciary and custodian on the Trust’s behalf. The Coinbase Custodian’s parent, Coinbase Global Inc. (“Coinbase Global”), has stated in recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estates in the event the Coinbase Custodian were to experience insolvency. Due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Ether Custodians become subject to insolvency proceedings and a court were to rule that the custodied ether were part of such Ether Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Ether Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of an Ether Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with such Ether Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

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

The amount of ether that may be held in the Trading Balance is limited to the amount necessary to process a given creation or redemption transaction, as applicable, or to pay for Trust Expenses not assumed by the Sponsor in consideration for the Sponsor Fee.

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

Under the Trust Agreement, the Trustee and the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of ether by the Ether Custodians or Prime Broker, absent willful misconduct, gross negligence, or bad faith on the part of the Trustee or the Sponsor, fraud of the Sponsor or material breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or the Shareholders to the Trustee or the Sponsor, including in the event of a loss of ether by the Ether Custodians or the Prime Broker, is limited.

The Shareholders’ recourse against the Sponsor, the Trustee, and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of ether or the provision of instructions relating to the movement of ether, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the Ether Custodians and Prime Broker. The Prime Broker Agreement and Custodial Services Agreements provide that neither the Sponsor, the Trustee, nor their affiliates shall have any obligation of any kind or nature whatsoever, by guaranty, enforcement or otherwise, with respect to the performance of any the Trust’s obligations, agreements, representations or warranties under the Prime Broker Agreement or Custodial Services Agreements or any transactions thereunder. Consequently, a loss may be suffered with respect to the Trust’s ether that is not covered by the Ether Custodians’ insurance policies and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

Loss of a critical banking relationship for, or the failure of a bank used by, the Trust or the Prime Broker could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust.

To the extent that the Trust or the Prime Broker faces difficulty establishing or maintaining banking relationships, the loss of the Trust or the Prime Broker’s banking partners, the imposition of operational restrictions by these banking partners and the inability for the Trust or the Prime Broker to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust or the Prime Broker, or cause other operational disruptions or adverse effects for the Trust or the Prime Broker. In the future, it is possible that the Trust or the Prime Broker could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Trust or the Prime Broker is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Trust could also suffer losses in the event that a bank in which the Trust holds assets fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank, (“SVB”), was closed by the DFPI, which appointed the FDIC as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the U.S. Treasury Department, the Federal Reserve and the FDIC on March 12, 2023, stated that depositors in Signature and SVB will have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the DFPI, which appointed the FDIC as receiver. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC.

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

If any of the Custodial Services Agreements or the Prime Broker Agreement are terminated or the Ether Custodians or the Prime Broker fail to provide services as required, the Trustee may need to find and appoint a replacement custodian or prime broker, which could pose a challenge to the safekeeping of the Trust’s ether, and the Trust’s ability to continue to operate may be adversely affected.

The Trust is dependent on the Ether Custodians as well as the Prime Broker to operate. The Ether Custodians perform essential functions in terms of safekeeping the Trust’s ether in the Cold Vault Balance, and the Prime Broker facilitates the selling of ether by the Trust to pay the Sponsor’s Fee and, to the extent applicable, other Trust expenses, and in extraordinary circumstances, to liquidate the Trust. If any of the Ether Custodians or the Prime Broker fail to perform the functions they perform for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

In March 2023, the Prime Broker and Coinbase Global (together with Coinbase Inc., the “Relevant Coinbase Entities” received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the Exchange Act and the Securities Act. According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service, spot market, staking service Coinbase Earn, and Coinbase Wallet, and the potential civil action may seek injunctive relief, disgorgement, and civil penalties. In June 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, inter alia: (i) that Coinbase Inc. has violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase Inc. has violated the Securities Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc. On February 27, 2025, the SEC announced that it had filed a joint stipulation with Coinbase Inc. and Coinbase Global Inc. to dismiss the ongoing civil enforcement action against the two entities. The SEC’s complaint against the Relevant Coinbase Entities did not allege that ether is offered or sold as a security nor did it allege that Coinbase Inc’s activities involving ether caused the alleged registration violations, and the Coinbase Custodian was not named as a defendant. In the event of any future SEC or other governmental, regulatory or other enforcement action or litigation, Coinbase Inc., as Prime Broker, could be required, as a result of a judicial determination, or could choose, to restrict or curtail the services it offers, or its financial condition and ability to provide services to the Trust could be affected. If the Prime Broker were to be required or choose, as a result of a regulatory action or litigation, to restrict or curtail the services it offers, it could negatively affect the Trust’s ability to operate or process creations or redemptions of Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares. While Coinbase Custodian was not named in the complaint, if Coinbase Global, as the parent of Coinbase Custodian, is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Trust, or its financial condition is negatively affected, it could negatively affect the Trust’s ability to operate.

Alternatively, the Trust could replace the Coinbase Custodian as an Ether Custodian, pursuant to the Coinbase Custody Agreement. Similarly, Coinbase Custodian or Coinbase Inc. could terminate services under the Prime Broker Agreement respectively upon providing the applicable notice to the Trust for any reason, or immediately for Cause (as such term is defined in the Prime Broker Agreement). Transferring maintenance responsibilities of the Trust’s accounts with the Ether Custodians to another custodian would likely be complex and could subject the Trust’s ether to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. As Prime Broker, Coinbase Inc. does not guarantee uninterrupted access to the Trading Platform or the services it provides to the Trust as Prime Broker. Under certain circumstances, Coinbase Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Trust’s orders, including in the event of, among others, (a) delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase Inc, (b) the Trust has engaged in unlawful or abusive activities or fraud, (c) the acceptance of the Trust’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit that the Trust’s agreement with the Trade Credit Lender permits to be outstanding at any one time, or (d) a security or technology issue occurred and is continuing that results in Coinbase Inc. being unable to provide trading services or accept the Trust’s order, in each case, subject to certain protections for the Trust. Also, if the Coinbase Custodian or Coinbase Inc. become insolvent, suffer business failure, cease business operations, default on or fail to perform their obligations under their contractual agreements with the Trust, or abruptly discontinue the services they provide to the Trust for any reason, the Trust’s operations would be adversely affected.

The Trustee may not be able to find a party willing to serve as an ether custodian of the Trust’s ether or as the Trust’s prime broker under the same terms as the current Custodial Service Agreements or Prime Broker Agreement or at all. To the extent that Trustee is not able to find a suitable party willing to serve as an ether custodian or prime broker, the Trustee may be required to terminate the Trust and liquidate the Trust’s ether. In addition, to the extent that the Trustee finds a suitable party but must enter into a modified custodial services agreement or prime broker agreement that is less favorable for the Trust or Trustee, the value of the Shares could be adversely affected. If the Trust is unable to find a replacement prime broker, its operations could be adversely affected.

The Ether Custodians and the Prime Broker may act in the same or similar capacity for other competing products.

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

This industry concentration also may have the effect of magnifying the risks associated with the Ether Custodians and Prime Broker, as operational disruptions or adverse developments impacting the Ether Custodians or the Prime Broker may be felt on an industry-wide basis. A loss of confidence in or breach of the Ether Custodians or breach of an Ether Custodian or the Prime Broker may adversely affect not only the Trust and the value of an investment in the Shares, but also these competing products utilizing the same service providers for ether custodial and prime brokerage services and, more generally, exchange-traded products offering exposure to the spot ether market or other digital assets. These industry-wide adverse effects could result in a broader loss of confidence in exchange-traded products offering exposure to the spot ether market or other digital assets, which could further impact the Trust and the value of an investment in the Shares.

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

Governance of decentralized networks, such as the Ethereum network, is achieved through voluntary consensus and open competition. In other words, the Ethereum network has no central decision-making body or clear manner in which participants can come to an agreement other than through overwhelming consensus. The lack of clarity on governance may adversely affect ether’s utility and ability to grow and face challenges, both of which may require solutions and directed effort to overcome problems, especially long-term problems. For example, a seemingly simple technical issue once divided the Bitcoin network community: namely, whether to increase the block size of the blockchain or implement another change to increase the scalability of bitcoin, known as “segregated witness,” and help it continue to grow. See “Risk Factors—The Ethereum network faces scaling challenges and efforts to increase the volume of transactions may not be successful.”

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

The Sponsor and the Trust have adopted and implemented policies and procedures that are designed to ensure that they do not violate applicable AML and sanctions laws and regulations and to comply with any applicable KYC laws and regulations. The Sponsor and the Trust will only interact with known third party service providers with respect to whom it has engaged in a due diligence process to ensure a thorough KYC process, such as the Authorized Participants and the Ether Custodians. Authorized Participants, as broker-dealers, and the Ether Custodians, as a limited purpose trust company subject to New York Banking Law, in the case of the Coinbase Custodian and BitGo New York Custodian, and the National Bank Act of 1864, in the case of the BitGo Custodian and Anchorage Custodian, are subject to the U.S. Bank Secrecy Act (as amended) (“BSA”) and U.S. economic sanctions laws. In addition, the Trust will only accept creations and redemption requests from regulated Authorized Participants who themselves are subject to applicable sanctions and anti-money laundering laws and have compliance programs that are designed to ensure compliance with those laws. In addition, Ether Counterparties will be contractually obligated that all ether they deliver to the Trust will be from lawful sources. The Trust will not hold any ether except those that have been delivered by an Ether Counterparty in connection with creation requests.

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

In accordance with their regulatory obligations, the Authorized Participants conduct customer due diligence and enhanced due diligence on their counterparties, which enable them to determine each counterparty’s AML and other risks and assign an appropriate risk rating.

As part of their counterparty onboarding processes, the Authorized Participants use third-party services to screen prospective counterparties against various watch lists, including the Specially Designated Nationals List of the OFAC and countries and territories identified as non-cooperative by the Financial Action Task Force.

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

The actual or perceived use of ether and other digital assets in illicit transactions may adversely affect the ether industry and an investment in the Trust.

Recent years have seen digital assets used at times as part of criminal activities and to launder criminal proceeds, as means of payment for illicit activities, or as an investment fraud currency. Although the number of cases involving digital assets for the financing of terrorism remains limited, criminals have nonetheless become more sophisticated in their use of digital assets.

Although ether transaction details are logged on the blockchain, a buyer or seller of ether may never know to whom the public key belongs or the true identity of the party with whom it is transacting, as public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. Further, identifying users can be made even more difficult where a user utilizes a tumbling or mixing service (e.g., Tornado Cash) to further obfuscate transaction details.

The ether industry and an investment in the Trust may be adversely affected to the extent that digital assets are increasingly used in connection with illicit transactions or are perceived as being used in connection with illicit transactions.

The inability to recognize the economic benefit of a “fork” or an “airdrop” could adversely impact an investment in the Trust.

The only digital asset to be held by the Trust is ether.

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

With respect to any fork, airdrop or similar event, the Sponsor will cause the Trust to irrevocably abandon the Incidental Rights or IR Virtual Currency. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules. If such regulatory approval is received, the Trust will notify the owners of the beneficial interests of Shares in a prospectus supplement, in its periodic Exchange Act reports, as applicable, and on the Sponsor’s website.

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

Airdrops.

Ethereum may become subject to an occurrence similar to a fork, which is known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that they will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. For example, in March 2017, the promoters of Stellar Lumens announced that anyone that owned bitcoin as of June 26, 2017, could claim, until August 27, 2017, a certain amount of Stellar Lumens. The Index does not include airdrops under its current methodology or track airdrops involving ether. Accordingly, the Trust will not participate in airdrops.

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

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone. A clone may also adversely affect the price of ether at the time of announcement or adoption or subsequently. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash Network to launch Zclassic, a substantially identical version of the Zcash Network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016, to $236.01 on November 7, 2016, in the midst of a broader sell off of ZEC beginning immediately after the Zcash Network launch on October 28, 2016.

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

The Sponsor’s Staking Portion is comprised of an aggregate of 25% of the Staking Consideration. Of the Sponsor’s Staking Portion, the Sponsor pays the Staking Services Provider for its services under the Staking Services Agreement and the Trust’s ether custodians in connection with staking activities. The Trust receives and retains the remainder of the gross Staking Consideration. This arrangement creates a financial incentive for the Sponsor to maximize the amount of ether staked by the Trust, as higher levels of staked ether would generally result in greater staking rewards to the Sponsor. However, the Sponsor’s interest in maximizing staking rewards may conflict with the Trust’s need to maintain sufficient liquid ether to meet redemption requests and other operational requirements. If the Sponsor directs the Trust to stake excessive amounts of ether relative to the Trust’s liquidity needs, the Trust could become unable to timely meet redemption requests in amounts that are greater than the portion of the Trust’s ether that remains unstaked, leading to temporary delays in settlement and, in extreme scenarios, the temporary unavailability of the Trust’s redemption program.

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

As of December 31, 2024, the Ethereum network handled approximately 15 transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Ethereum network has been, at times, at capacity, which has led to increased transaction fees. In December 2017, the popularity of the blockchain-based game Cryptokitties led to significant network congestion on the Ethereum network. The game, which allows players to trade and create virtual kitties, represented by non-fungible tokens (“NFTs”), was reported by some sources to have accounted for more than 10% of the entire Ethereum network traffic at the time causing increases in transaction fees and delays in transaction processing times, and driving Ethereum network traffic to a reported then-all time high. Since January 1, 2020, ether transaction fees have increased from $0.08 average daily transaction fees per ether transaction, to a high of up to approximately $200 (in ether) average daily transaction fees per transaction on April 30, 2022. As of December 31, 2025, ether transaction fees stood at $0.15 (in Ether) per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for ether (e.g., micropayments), and could reduce demand for, and the price of, ether, which could adversely impact the value of the Shares.

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

Increased fees and decreased settlement speeds could preclude certain use cases for ether (e.g., micropayments), and can reduce demand for and the price of ether, which could adversely impact the value of the Shares. There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of transactions in ether will be effective, or how long these mechanisms will take to become effective, which could adversely impact an investment in the Shares.

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

The Ethereum network and ether, as an asset, hold a “first-to-market” advantage over other smart contract platforms. This first-to-market advantage has resulted in the Ethereum network evolving into the most well-developed network of any digital asset, particularly for the creation of decentralized applications and smart contracts. The Ethereum network enjoys the largest user base of any smart contract platform. However, despite the first-mover advantage of the Ethereum network over other digital assets, it is possible that real or perceived shortcomings in the Ethereum network, or technological, regulatory or other developments, including the failure to fully implement planned changes, such as Ethereum 2.0, could result in a decline in popularity and acceptance of ether and the Ethereum network, and other digital currencies and trading systems could become more widely accepted and used than the Ethereum network. Ether is one of the few virtual currencies in which there are strong arguments that ether is not a “security” under the federal securities laws. See “Risk Factors—Future legal or regulatory developments may negatively affect the value of ether or require the Trust or the Sponsor to become registered with the SEC or CFTC, which may cause the Trust to incur unforeseen expenses or liquidate.” Regulatory changes or guidance that result in other virtual currencies not meeting the definition of “security” will reduce advantages associated with ether’s current regulatory status, which could adversely impact an investment in the Shares. Promoters of other digital assets claim that those digital assets have solved certain of the purported drawbacks of the Ethereum network, for example, allowing faster settlement times, reducing transaction fees, or reducing electricity usage in connection with validating. If these digital assets are successful, such success could reduce demand for ether and adversely affect the value of ether and an investment in the Trust. It is currently unclear which digital assets, if any, will become and remain dominant, as the sector continues to innovate and evolve. Changes in the viability of any digital asset ecosystem may adversely impact pricing and liquidity of ether and, therefore, of the Trust.

Competition from central bank digital currencies (“CBDCs”) could adversely affect the value of ether and other digital assets.

Central banks have introduced digital forms of legal tender. China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. A recent study published by the Bank for International Settlements estimated that at least 36 central banks have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replacing, ether and other digital assets as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, ether. As a result of any of the foregoing factors, the value of ether could decrease, which could adversely affect an investment in the Trust.

Prices of ether may be affected due to stablecoins, the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to these and other risks that stablecoins pose for the ether market through its investment in ether. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar. Although the prices of stablecoins are intended to be stable, in many cases their prices fluctuate, sometimes significantly. This volatility has in the past apparently impacted the price of ether. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the ether market. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that could cause artificial rather than genuine demand for ether, raising its price, and also argue that those associated with certain stablecoins are involved in laundering money. On February 17, 2021 the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. In October 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

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

Operational cost may exceed the award for validating transaction fees, and increased transaction fees may adversely affect the usage of the Ethereum network.

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

Investors should be aware that the market value of Shares of the Trust may not have a direct relationship with the prevailing price of ether, and changes in the prevailing price of ether similarly will not necessarily result in a comparable change in the market value of Shares of the Trust. The performance of the Trust will not reflect the specific return an investor would realize if the investor actually held or purchased ether directly. The differences in performance may be due to factors such as fees, transaction costs, operating hours of the Exchange and index tracking risk. Investors will also forgo certain rights conferred by owning ether directly, such as the right to claim airdrops. See “Risk Factors—The inability to recognize the economic benefit of a ‘fork’ or an ‘airdrop’ could adversely impact an investment in the Trust.”

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

Liquidity risk.

The ability of the Trust or an Ether Counterparty to buy or sell ether may be adversely affected by limited trading volume, lack of a market maker in the digital asset markets, or legal restrictions. It is also possible that an ether spot market or regulatory or governmental authority may suspend or restrict trading in ether altogether. Therefore, it may not always be possible to execute a buy or sell order at the desired price or to liquidate an open position due to market conditions on spot markets, regulatory issues affecting ether or other issues affecting counterparties. Ether is a new asset with a very limited trading history. Therefore, the markets for ether may be less liquid and more volatile than other markets for more established products.

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

The Trust may change the custodial arrangements described in this report at any time without prior notice to Shareholders.

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

A loss of confidence in or breach of an Ether Custodian may adversely affect the Trust and the value of an investment in the Shares.

Custody and security services for the Trust’s ether are provided by the Ether Custodians, although the Trust may retain one or more additional ether custodians at a later date. Ether held by the Trust may be custodied or secured in different ways (for example, a portion of the Trust’s ether holdings may be custodied by the Ether Custodians and another portion by another third-party custodian). Over time, the Trust may change the custody or security arrangement for all or a portion of its holdings. The Sponsor will decide the appropriate custody and arrangements based on, among other factors, the availability of experienced ether custodians and the Trust’s ability to securely safeguard the ether.

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

The Sponsor could decide to replace any of the Ether Custodians as custodians of the Trust’s ether or the Prime Broker as the provider of prime brokerages to the Trust. Transferring maintenance responsibilities of the Trust’s accounts with the Ether Custodians and the Prime Broker to another party will likely be complex and could subject the Trust’s ether to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

The Sponsor may not be able to find a party willing to serve as an Ether custodian under the same terms as the current Custodial Services Agreements, or as a the Prime Broker under the same terms as the current Prime Broker Agreement. To the extent that Sponsor is not able to find a suitable party willing to serve as an Ether custodian or the Prime Broker, as applicable, the Sponsor may be required to terminate the Trust and liquidate the Trust’s ether. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified custodial services agreement or prime broker agreement that costs more, the value of the Shares could be adversely affected.

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

Under the BitGo Custody Agreement, the BitGo Custodian and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if the BitGo Custodian was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of the BitGo Custodian’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, the BitGo Custodian’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of the BitGo Custodian for direct damages is capped at the fees paid or payable to them under the relevant agreement during the twelve-month period immediately preceding the first incident that caused the liability.

In addition, the BitGo Custodian shall not be liable for delays, suspension of operations, whether temporary or permanent, failure in performance, or interruption of service which results directly or indirectly from any cause or condition beyond the reasonable control of the BitGo Custodian, including, but not limited to, any delay or failure due to an act of God, natural disasters, act of civil or military authorities, act of terrorists, including, but not limited to, cyber-related terrorist acts, hacking, government restrictions, exchange or market rulings, civil disturbance, war, strike or other labor dispute, fire, interruption in telecommunications or Internet services or network provider services, failure of equipment and/or software, other catastrophe or any other occurrence which is beyond the reasonable control of the BitGo Custodian.

Under the Anchorage Custody Agreement, except for the Anchorage Custodian’s bad acts, confidentiality obligations under the Anchorage Custody Agreement, indemnification obligations under the Anchorage Custody Agreement, or obligations with respect to rights to or limits on use under the Anchorage Custody Agreement, the Anchorage Custodian is not liable for any losses, whether in contract, tort or otherwise, for any amount in excess of fees paid by the Trust in the twelve (12) months prior to when the liability arises. Moreover, the Anchorage Custodian is not liable for (i) losses which arise from its compliance with applicable laws, including sanctions laws administered by OFAC; or (ii) special, indirect or consequential damages, or lost profits or loss of business arising in connection with the Anchorage Custody Agreement. In addition, the Anchorage Custodian is not liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to the Anchorage Custodian or a third party for on-chain services, such as staking, voting, vesting, and signaling, unless such losses occur as a result of the Anchorage Custodian’s fraud or intentional misconduct.

In addition, the Anchorage Custodian shall not be liable for the failure to perform or any delay in the performance of its obligations under the Anchorage Custody Agreement to the extent such failure or delay is caused by or results from a circumstance beyond its reasonable control and that could not have been prevented or avoided by the exercise of due diligence, as long as the fact of the occurrence of such event is duly proven or is reasonably provable, including, but not limited to natural catastrophes, fire, explosions, pandemic or local epidemic, war or other action by a state actor, public power outages, civil unrests and conflicts, labor strikes or extreme shortages, acts of terrorism or espionage, Domain Name System server issues outside the Anchorage Custodian’s direct control, technology attacks (e.g., DoS, DDoS, MitM), cyber-attack or malfunction on the blockchain network or protocol, or governmental action rendering performance illegal or impossible. The Anchorage Custodian shall not be held liable by the Trust for such non-performance or delay.

Under the BitGo New York Custody Agreement, the BitGo New York Custodian and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if the BitGo New York Custodian was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of the BitGo New York Custodian’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, the BitGo New York Custodian’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of the BitGo New York Custodian for direct damages is capped at the fees paid or payable to them under the BitGo New York Custody Agreement during the twelve-month period immediately preceding the first incident that caused the liability.

In addition, the BitGo New York Custodian shall not be liable for delays, suspension of operations, whether temporary or permanent, failure in performance, or interruption of service which results directly or indirectly from any cause or condition beyond the reasonable control of the BitGo New York Custodian, including, but not limited to, any delay or failure due to an act of God, natural disasters, act of civil or military authorities, act of terrorists, including, but not limited to, cyber-related terrorist acts, hacking, government restrictions, exchange or market rulings, civil disturbance, war, strike or other labor dispute, fire, interruption in telecommunications or Internet services or network provider services, failure of equipment and/or software, other catastrophe or any other occurrence which is beyond the reasonable control of the BitGo New York Custodian.

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

Amendment of Trust Agreement without shareholder consent.

Subject to certain exceptions set forth in the Trust Agreement, the Trust Agreement can be amended by the Sponsor in its sole discretion and without the shareholders’ consent by making an amendment, an agreement supplemental to the Trust Agreement, or an amended and restated trust agreement, which amendments may materially adversely affect the interests of the Shareholders.

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its shareholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its shareholders. These potential conflicts include, among others, the following:

●	The Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;

●	The Trust has agreed to indemnify the Sponsor and its affiliates pursuant to the Trust Agreement;

●	The Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it owes fiduciary duties;

●	The Sponsor and its staff also service affiliates of the Sponsor, including several other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;

●	The Sponsor, its affiliates and their respective officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust; and

●	Affiliates of the Sponsor have substantial direct investments in ether that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its shareholders, and any increases, decreases or other changes in such investments could affect the value of the Shares.

By purchasing the Shares, shareholders agree and consent to the provisions set forth in the Trust Agreement.

Further, the Sponsor may have a conflict with respect to any future transactions that may be entered into with either the Sponsor’s ultimate parent company, FalconX, a leading institutional digital asset prime brokerage, or with any of the other affiliates of FalconX.

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

Regulatory Risk

Ether’s status as being offered or sold as a “security” under U.S. federal securities laws remains unsettled.

The SEC has asserted its belief that a number of digital assets are properly classified as “securities” under U.S. federal securities laws in a number of complaints against the issuers of such assets, or against platforms trading or transacting in such assets. Courts have agreed that such assets may have been offered or sold in transactions that constituted securities, or have agreed that the SEC has a plausible case that such assets may have been offered or sold in transactions that constituted securities. In future litigation, other courts might disagree with the assessment that these or other digital assets, such as ether, are offered or sold as securities depending on the characteristics of the transaction. To the extent that a court were to find that the Trust had engaged in unregistered sales of securities, the Trust would be subject to penalties, disgorgement and other sanctions, which would significantly negatively impact the Trust and the value of the Shares.

In accordance with the Sponsor’s internal policies and procedures, the Sponsor engaged in a review process to determine whether ether has been offered or sold as a security and based off the review it has determined it has not. The Sponsor has reviewed publicly available materials relating to ether. Among other things, the Sponsor has reviewed publicly available materials relating to the circumstances around the creation of ether, the market and technological needs that the Ether network was intended to address, the Ether network’s role in enabling blockchain interoperability and cross-blockchain communications, and the Ether network’s consensus mechanism. Based on the Sponsor’s review of these materials, the Sponsor believes there is a reasonable basis to conclude that at this time offers and sales of ether would not constitute offers and sales of a “security” as that term is defined under Section 2(a)(1) of the Securities Act. This determination is a risk-based judgement by the Sponsor that is attendant with legal risk as it is possible regulatory agencies or courts could disagree with this determination.

If ether is determined to be offered or sold as a security by a federal court or transactions in ether are determined to be securities transactions by a federal court, the Trust could be considered an unregistered “investment company” under the 1940 Act, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the Sponsor will be able to register the Trust under the 1940 Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

It may also become more difficult for ether to be traded, cleared and custodied as compared to other digital assets that are not considered to be offered or sold as securities, which could in turn negatively affect the liquidity and general acceptance of ether and cause users to migrate to other digital assets. Further, if any other digital asset with widespread markets is determined to be offered or sold as a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for ether as a digital asset due to negative publicity or a decline in the general acceptance of digital assets. In addition, digital asset trading platforms that feature digital assets that are determined to be offered or sold as securities may face penalties or be required to shut down if they do not have the licenses required to facilitate electronic markets in securities, which could result in a reduction of the liquidity of ether markets. As such, any determination that ether or any other digital asset is offered or sold as a security under federal or state securities laws may adversely affect the price of ether and, as a result, the value of the Shares.

To the extent that ether is deemed to fall within the definition of being offered or sold as a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the 1940 Act and the Advisers Act. The Sponsor or the Trust may be required to register as an investment adviser under the Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s ether at a time that is disadvantageous to Shareholders.

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

For example, certain events in 2022, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset exchanges, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate digital-asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, or similar future events, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on digital-asset risks to banking organizations following events which exposed vulnerabilities in the digital-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from digital-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in digital-asset related activities or have concentrated exposures to the crypto-asset sector.

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

OFAC has added digital asset addresses to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether ether that has been associated with such addresses in the past can be easily sold. This “tainted” ether may trade at a substantial discount to untainted ether. Reduced fungibility in the ether markets may reduce the liquidity of ether and therefore adversely affect their price.

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

In February 2022, Representative Warren Davidson introduced the “Keep Your Coins Act,” which is intended “[t]o prohibit Federal agencies from restricting the use of convertible virtual currency by a person to purchase goods or services for the person’s own use, and for other purposes.”

In March 2022, Senators Elizabeth Warren, Jack Reed, Mark Warner, and Jon Tester introduced the Digital Asset Sanctions Compliance Enhancement Act in an attempt to ensure blacklisted Russian individuals and businesses do not use digital assets to evade economic sanctions.

In January 2025, President Trump issued an executive order titled “Executive Order on Strengthening American Leadership in Digital Financial Technology” that outlined the administration’s commitment to strengthening U.S. leadership in the digital asset space and established an inter-agency working group for artificial intelligence and digital assets that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets, including stablecoins, in the United States.

In March 2022, Representative Stephen Lynch, along with co-sponsors Jesús G. García, Rashida Tlaib, Ayanna Pressley, and Alma Adams, introduced H.R. 7231, the Electronic Currency and Secure Hardware Act, which would direct the Secretary of the U.S. Treasury Department (not the Federal Reserve) to develop and issue a digital analogue to the U.S. dollar, or “e-cash,” which is intended to “replicate and preserve the privacy, anonymity-respecting, and minimal transactional data-generating properties of physical currency instruments such as coins and notes to the greatest extent technically and practically possible,” all without requiring a bank account. E-cash would be legal tender, payable to the bearer and functionally identical to physical U.S. coins and notes, “capable of instantaneous, final, direct, peer-to-peer, offline transactions using secured hardware devices that do not involve or require subsequent or final settlement on or via a common or distributed ledger, or any other additional approval or validation by the United States Government or any other third party payments processing intermediary,” including fully anonymous transactions, and “interoperable with all existing financial institutions and payment systems and generally accepted payments standards and network protocols, as well as other public payments programs.”

In April 2022, Senator Pat Toomey released a draft of his Stablecoin Transparency of Reserves and Uniform Safe Transactions Act, or Stablecoin TRUST Act. The draft bill contemplates a “payment stablecoin,” which is convertible directly to fiat currency by the issuer. Only an insured depository institution, a money transmitting business (authorized by its respective state authority) or a new “national limited payment stablecoin issuer” would be eligible to issue payment stablecoins. Additionally, payment stablecoins would be exempt from the federal securities requirements, including the Securities Act, the Exchange Act and the 1940 Act.

In June 2022, Senators Kirsten Gillibrand and Cynthia Lummis introduced the “Responsible Financial Innovation Act,” which was drafted to “create a complete regulatory framework for digital assets that encourages responsible financial innovation, flexibility, transparency and robust consumer protections while integrating digital assets into existing law.” Importantly, the legislation would assign regulatory authority over digital asset spot markets to the CFTC and codify that digital assets that meet the definition of a commodity, such as bitcoin and ether, would be regulated by the CFTC.

In 2023, Congress continued to consider several stand-alone digital asset bills, including a formal process to determine when digital assets will be treated as either securities to be regulated by the SEC or commodities under the purview of the CFTC, what type of federal/state regulatory regime will exist for payment stablecoins and the how the BSA will apply to digital asset providers. The Financial Innovation and Technology for the 21st Century Act (“FIT21”) advanced through the United States House of Representatives in a vote along bipartisan lines.

FIT21 would require the SEC and the CFTC to jointly issue rules or guidance that would outline their process in delisting a digital asset that they deem inconsistent with the CEA, federal securities laws and FIT21. The bill, in part, would also provide a certification process for blockchains to be recognized as decentralized, which would allow the SEC to challenge claims made by token issuers about meeting the outlined standards.

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

In February 2025, Sen. Bill Hagerty introduced the Guiding and Establishing National Innovation for U.S. Stablecoins of 2025 Act – the GENIUS Act – cosponsored by Senate Banking Chair Tim Scott and Sens. Kirsten Gillibrand and Cynthia Lummis, which would establish a U.S. regulatory framework for payment stablecoins. The GENIUS Act was passed by the U.S. Senate in June 2025 and by the U.S. House of Representatives in July 2025. It was signed into law by President Trump in July 2025. Like the McHenry Bill, the GENIUS Act provides for a regulatory framework where payment stablecoin issuers may be either a subsidiary of an insured bank, an uninsured depository institution or trust bank, or a nonbank, and primarily regulated at either the federal or state level. It also provides for stablecoin reserve requirements and require bank-like regulation for both bank and nonbank stablecoin issuers.

Several other bills have advanced through Congress to curb digital assets as a payment gateway for illicit activity and money laundering. The “Blockchain Regulatory Clarity Act” would provide clarity to the regulatory classification of digital assets, providing market certainty for innovators and clear jurisdictional boundaries for regulators by affirming that blockchain developers and other related service providers that do not custody customer funds are not money transmitters. The “Financial Technology Protection Act,” another bipartisan measure, would set up an independent Financial Technology Working Group to combat terrorism and illicit financing in digital assets. The “Blockchain Regulatory Certainty Act” aims to protect certain blockchain platforms from being designated as money-services businesses. Both acts advanced through the House with bipartisan support.

In a similar effort to prevent money laundering and stop digital assets-facilitated crime and sanctions violations, bipartisan legislation was introduced to require DeFi services to meet the same anti-money laundering and economic sanctions compliance obligations as other financial companies. DeFi generally refers to applications that facilitate peer-to-peer financial transactions that are recorded on blockchains. By design, DeFi provides anonymity, which can allow malicious and criminal actors to evade traditional financial regulatory tools. Noting that transparency and sensible rules are vital for protecting the financial system from crime, the “Crypto-Asset National Security Enhancement and Enforcement (‘CANSEE’) Act” was introduced. The CANSEE Act would end special treatment for DeFi by applying the same national security laws that apply to banks and securities brokers, casinos and pawn shops, and other digital asset companies like centralized trading platforms. DeFi services would be forced to meet basic obligations, most notably to maintain anti-money laundering programs, conduct due diligence on their customers, and report suspicious transactions to FinCEN.

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

In addition, a determination that ether is offered or sold as a security under U.S. or foreign law could adversely affect an investment in the Trust.

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

The regulation of ether and related products and services continues to evolve, may take many different forms and will, therefore, impact ether and its usage in a variety of manners. The inconsistent, unpredictable, and sometimes conflicting regulatory landscape may make it more difficult for ether businesses to provide services, which may impede the growth of the ether economy and have an adverse effect on consumer adoption of ether. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in the Trust or the ability of the Trust to continue to operate. Additionally, changes to current regulatory determinations that ether is not offered or sold as a security, changes to regulations surrounding digital asset futures or derivatives or other related products, or actions by a United States or foreign government or quasi-governmental agencies exerting regulatory authority over ether, the Ethereum network, ether trading, or related activities impacting other parts of the digital asset market, may adversely impact ether and therefore may have an adverse effect on the value of your investment in the Trust.

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

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which ether are treated for classification and clearing purposes. In particular, although ether is currently understood to be a commodity when transacted on a spot basis, ether itself in the future might be classified by the CFTC as a “commodity interest” under the CEA, subjecting all transactions in ether to full CFTC regulatory jurisdiction. Alternatively, in the future ether might be classified by the SEC or one or more federal courts as being offered or sold as a “security” under U.S. federal securities laws. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. In particular, the Trust may be required to rapidly unwind its entire position in ether at potentially unfavorable prices and potentially terminate, in the event that ether were determined to fall under the definition of being offered or sold as securities under U.S. securities laws. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders. As of the date of this report, the Sponsor is not aware of any rules that have been proposed to regulate ether as a commodity interest or as being offered or sold as a security.

To the extent that ether is determined to be offered or sold as a security, the Trust and the Sponsor may also be subject to additional regulatory requirements, including under the 1940 Act, and the Sponsor may be required to register as an investment adviser under the Advisers Act. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s ether at a time that is disadvantageous to Shareholders. Alternatively, compliance with these requirements could result in additional expenses to the Trust or significantly limit the ability of the Trust to pursue its investment objective.

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

If regulatory changes or interpretations of an Authorized Participant’s, the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, the Trust or the Sponsor as a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or as a money transmitter or digital asset business under state regimes for the licensing of such businesses, an Authorized Participant, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participant, Trust or Sponsor or increased commissions for an Authorized Participant’s clients, thereby reducing the liquidity of the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the BSA, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate such Authorized Participant to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under NYDFS’ BitLicense regulation.

Such additional regulatory obligations may cause an Authorized Participant, the Trust or the Sponsor to incur extraordinary expenses. If an Authorized Participant, the Trust or the Sponsor decide to seek the required licenses, there is no guarantee that they will receive them in a timely manner. In addition, to the extent an Authorized Participant, the Trust, or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm the reputation of an Authorized Participant, the Trust or the Sponsor and affect the value of the Shares. Furthermore, an Authorized Participant, the Trust, or the Sponsor may not be able to acquire necessary state licenses or be capable of complying with certain federal or state regulatory obligations applicable to money services businesses, money transmitters, and businesses engaged in digital asset activity in a timely manner. An Authorized Participant may also instead decide to terminate its role as an Authorized Participant of the Trust, or the Sponsor may decide to terminate the Trust. Termination by an Authorized Participant may decrease the liquidity of the Shares, which may adversely affect the value of the Shares, and any termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

Tax Risk

The ongoing activities of the Trust may generate tax liabilities for Shareholders.

It is expected that each Shareholder will include in the computation of their taxable income their proportionate share of the taxable income and expenses of the Trust, including gains and losses realized in connection with the use or sale of ether to pay Trust expenses or facilitate redemption transactions, as well as any amounts received in connection with staking, as applicable. The Trust expects to make distributions at least quarterly to Shareholders, but even if it did not, any tax liability that a Shareholder incurs as a result of holding Shares will need to be satisfied from some other source of funds. If a Shareholder sells Shares in order to raise funds to satisfy such a tax liability, the sale itself may generate additional taxable gain or loss.

Ether staking may result in adverse tax consequences for Shareholders.

To the extent the Sponsor determines to stake a portion of the Trust’s ether, the staking of the Trust’s ether is expected to result in the Trust’s receipt of amounts received in connection with staking in the form of additional ether. Any such rewards are expected to be treated as ordinary income for U.S. federal income tax purposes. Thus, the Trust’s receipt of rewards derived from ether staking activities could result in beneficial owners of Shares incurring tax liability which may not correspond in amount or timing with a distribution from the Trust. Additionally, the Trust’s receipt of amounts received in connection with staking could have implications for investors sensitive to unrelated business taxable income, U.S. withholding taxes or taxable income effectively connected with a U.S. trade or business. The U.S. federal income tax treatment of staking may change from that described in this report, possibly with retroactive effect.

The treatment of staking in a grantor trust for U.S. federal income tax purposes is still developing.

As a grantor trust, the Trust can undertake only certain types of activities. For example, generally, the Trust cannot vary its investment portfolio to take advantage of market fluctuations. The Trust may receive income from investment activities that do not require such decision-making. On November 10, 2025, the Treasury Department and IRS issued guidance providing a safe harbor for certain staking activities with an investment trust treated as a grantor trust for U.S. federal income tax purposes. The requirements under the safe harbor and under existing law are subject to interpretation. If the Trust were viewed as undertaking the types of activities that would not be allowable for U.S. federal income tax purposes, then the Trust could lose its income tax status as a grantor trust, and the Trust could be reclassified as a partnership. If the Trust were reclassified as a partnership, a more complex reporting regime would apply, and Shareholders would receive a Form K-1. If the Trust were reclassified as a partnership but did not satisfy a safe harbor or exception to the publicly traded partnership rules, it could be reclassified as a corporation, which would subject the Trust to corporate level tax, and the Shareholder’s return on investment would likely be affected.

The tax treatment of ether and transactions involving ether for United States federal income tax purposes may change.

Under current IRS guidance, ether is treated as property, not as currency, for U.S. federal income tax purposes and transactions involving payment in ether in return for goods and services are treated as barter exchanges. Such exchanges result in capital gain or loss measured by the difference between the price at which ether is exchanged and the taxpayer’s basis in the ether. However, because ether is a new technological innovation, because IRS guidance has taken the form of administrative pronouncements that may be modified without prior notice and comment, and because there is as yet little case law on the subject, the U.S. federal income tax treatment of an investment in ether or in transactions relating to investments in ether may change from that described in this report, possibly with retroactive effect. Any such change in the U.S. federal income tax treatment of ether may have a negative effect on prices of ether and may adversely affect the value of the Shares. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of digital asset transactions, such as transactions involving ether. In addition, the IRS and U.S. Treasury Department have promulgated final Treasury regulations regarding the tax information reporting rules for digital asset transactions. While the U.S. Treasury Department and the IRS have started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in ether or in transactions relating to investments in ether is unknown. Moreover, future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes.

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

If a hard fork occurs in the Ethereum blockchain and the Trust claims the new forked asset, the Trust could hold both the original ether and the new “forked” asset. Under current IRS guidance, a hard fork resulting in the receipt of new units of digital assets is a taxable event giving rise to ordinary income equal to the value of the new digital asset. The Trust Agreement will require that, if such a transaction occurs, the Trust will as soon as possible direct the Ether Custodians to distribute the new forked asset in-kind to the Sponsor, as agent for the Shareholders, and the Sponsor will arrange to sell the new forked asset and for the proceeds to be distributed to the Shareholders. Such a sale will give rise to gain or loss, for U.S. federal income tax purposes, if the amount realized on the sale differs from the value of the new forked asset at the time it was received by the Trust. A hard fork may therefore give rise to additional tax liabilities for Shareholders.

The intended tax treatment of the Trust will limit the flexibility of the Trust’s investment decisions.

The Trust is intended to be a grantor trust for U.S. federal income tax purposes. A grantor trust is not permitted to vary the investment portfolio of the Shareholders to take advantage of market fluctuations. Thus, the Sponsor may allow the Trust to hold when an actively managed fund would sell. The Sponsor may distribute proceeds when an actively managed fund would reinvest the proceeds. In addition, a fund treated as a grantor trust may not participate in trading or lending activity without raising a risk of change in status. This means that the returns of the Trust may be less than a successfully actively managed fund.

Other Risks

The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares.

The Trust’s Shares are listed for trading on the Exchange under the market symbol “TETH”. Trading in Shares may be halted due to market conditions or, in light of the Exchange rules and procedures, for reasons that, in the view of the Exchange, make trading in Shares inadvisable. In addition, trading is subject to trading halts or pauses caused by extraordinary market volatility pursuant to “circuit breaker” rules and/or “limit up/limit down” rules that require trading to be halted or paused for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Trust’s Shares will continue to be met or will remain unchanged.

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

The Trust Agreement provides that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware will be the exclusive jurisdiction for any claims, suits, actions or proceedings. However, pursuant to the Trust Agreement, this shall not apply to causes of actions for violations of U.S. federal or state securities laws. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. By purchasing Shares in the Trust, Shareholders waive certain claims that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware is an inconvenient venue or is otherwise inappropriate. As such, Shareholders could be required to litigate a matter relating to the Trust in a Delaware court, even if that court may otherwise be inconvenient for such Shareholders.

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

The Trust may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable (for example, as a result of a significant technical failure, power outage, or network error), or (2) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust (for example, where acceptance of the total deposit required to create each Basket would have certain adverse tax consequences to the Trust or its Shareholders). In addition, the Trust may reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the secondary market, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

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

Shareholders may be adversely affected by the amendment of the Trust Agreement without Shareholder consent.

Subject to certain exceptions set forth in the Trust Agreement, the Trust Agreement can be amended by the Sponsor in its sole discretion and without the shareholders’ consent by making an amendment, an agreement supplemental to the Trust Agreement, or an amended and restated trust agreement, which amendments may materially adversely affect the interests of Shareholders.

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

Item 2. Properties

None.

Item 3. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of December 31, 2025, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Shares are listed on the Exchange under the symbol “TETH” and have been listed since July 23, 2024.

Holders

As of December 31, 2025, there was approximately one DTC participating shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

On June 18, 2024, 21Shares US LLC, in its capacity as Seed Capital Investor, purchased the initial Seed Creation Baskets comprising 20,000 Shares (the “Initial Seed Creation Baskets”). The total proceeds to the Trust from the sale of the Initial Seed Creation Baskets were $340,739. Such sale was made in a private placement exempt from registration in reliance on Section 4(a)(2) of the Securities Act in a transaction by an issuer not involving a public offering. Delivery of the Initial Seed Creation Baskets was made on June 18, 2024.

Proceeds received by the Trust from the issuance of Creation Baskets consist of ether. Such deposits are held by the Custodians on behalf of the Trust until (i) delivered out in connection with redemptions of Creation Baskets; or (ii) transferred or sold by the Sponsor, which may be facilitated by the Custodians, to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor.

The Trust does not purchase Shares directly from its Shareholders. In connection with the Trust’s redemption of Creation Baskets held by Authorized Participants, the Trust redeemed 69 Creation Baskets (comprising 690,000 Shares) during the quarter ended December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
October 1, 2025 - October 31, 2025	690,000	$19.89	N/A
November 1, 2025 - November 30, 2025	-	$-	N/A
December 1, 2025 - December 31, 2025	-	$-	N/A

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 15 of Part IV of this annual report on Form 10-K (this “Form 10-K”). This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-K that address activities, events or developments that may occur in the future, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The Trust is a Delaware statutory trust, formed on September 5, 2023, pursuant to the DSTA. The Trust operates pursuant to the Trust Agreement. The Trust is not registered as an investment company under the 1940 Act, and is not a commodity pool for purposes of the CEA. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited (formerly known as Amun Holdings Limited). The ultimate parent company of 21co Holdings Limited is FalconX, a leading institutional digital asset prime brokerage. The Sponsor is not subject to regulation by the CFTC as a commodity pool operator with respect to the Trust, or a commodity trading advisor with respect to the Trust. The Trust is an exchange-traded fund that issues common shares of beneficial interest representing fractional undivided beneficial interests in its net assets that trade on the Exchange. The Shares are listed for trading on the Exchange under the ticker symbol “TETH”.

The Sponsor served as the “Seed Capital Investor” to the Trust. On May 1, 2024, the Sponsor, in its capacity as Seed Capital Investor, subject to certain conditions, purchased two Shares at a per-Share price of $50.00 (the “Initial Seed Shares”). Total proceeds to the Trust from the sale of the Initial Seed Shares were $100. Delivery of the Initial Seed Shares was made on May 1, 2024.

On June 18, 2024 (the “Seed Capital Purchase Date”), the Sponsor, in its capacity as Seed Capital Investor, purchased the initial Seed Creation Baskets comprising 20,000 Shares (the “Initial Seed Creation Baskets”). In its capacity as the Seed Capital Investor, the Sponsor has acted as a statutory underwriter in connection with this purchase. The total proceeds to the Trust from the sale of the Initial Seed Creation Baskets were $340,739. On June 18, 2024, the Trust purchased ether with the proceeds of the Initial Seed Creation Baskets by transacting with an ether Trading Counterparty to acquire ether on behalf of the Trust in exchange for cash provided by the Sponsor in its capacity as Seed Capital Investor. On July 22, 2025, the Sponsor redeemed its Initial Seed Creation Basket of 20,000 Shares. All ether acquired in connection with the Initial Seed Creation Baskets is held by the Custodians.

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

The Trust issues Shares only in Creation Baskets of 10,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash or for ether. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “TETH”. The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s ether holdings. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor Fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever came first. The six-month waiver period ended on January 23, 2025, at which time the Sponsor began collecting the Sponsor Fee. On October 8, 2025, the Sponsor agreed to voluntarily waive the fee it receives from the Trust as compensation for the Sponsor’s services rendered to the Trust for a period of one year beginning on October 9, 2025, and ending on October 8, 2026. Except for during periods during which the Sponsor Fee is being waived, the Sponsor Fee accrues daily and is payable in ether weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.21% annualized rate to the Trust’s total ether holdings, and the amount of ether payable in respect of each daily accrual is determined by reference to the Index. The Trust also pays 25% of the gross staking rewards generated by the Trust’s staking activities to the Sponsor and retains the remainder of the gross Staking Consideration.

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

Results of Operations

For the Year Ended December 31, 2025

The Trust’s net asset value increased to $31,298,450 on December 31, 2025, primarily from a net increase in the number of shares outstanding of 2,110,000 from January 1, 2025 to December 31, 2025.

Net realized and change in unrealized gain on investment in ether for the year ended December 31, 2025, was $1,415,539 which includes a net change in unrealized depreciation on investment in ether of ($8,579,019) and realized gain of $9,994,558 on ether sold. Net change in unrealized loss on investment in ether for the period was driven by ether price depreciation from $3,340.57 per ether on December 31, 2024, to $2,971.02 per ether on December 31, 2025. Net increase in net assets resulting from operations was $1,375,723 for the year ended December 31, 2025, which consisted of a net increase in the number of shares outstanding and by the aforementioned net realized gain and change in unrealized depreciation on investment in ether.

For the period May 1, 2024 (date of initial seeding) through December 31, 2024

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

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.21% of the Trust’s total ether holdings and 25% of the gross staking rewards generated by the Trust’s staking activities and retains the remainder of the gross Staking Consideration. The Sponsor agreed to waive the entire Sponsor Fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever came first. The six-month waiver period ended on January 23, 2025, at which time the Sponsor began collecting the Sponsor Fee. On October 8, 2025, the Sponsor agreed to voluntarily waive the fee it receives from the Trust as compensation for the Sponsor’s services rendered to the Trust for a period of one year beginning on October 9, 2025 and ending on October 8, 2026. In exchange for the Sponsor Fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by Administrator, the Custodians, Transfer Agent and the Trustee, the Marketing Fee, the Exchange’s listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Trust. The Trust will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses. The Trust will sell ether on an as-needed basis to pay the Sponsor Fee.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the period from May 1, 2024 (date of initial seeding) through December 31, 2025.

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

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

Item 9B. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) during the quarter ended December 31, 2025.

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

Mr. Russell Barlow, 52, has been the Chief Executive Officer of the Sponsor since March 2025, contributing more than 25 years of expertise in regulated asset management. Previously, Russell was the Global Head of Multi Asset and Alternative Investment Solutions and Global Head of Alternative Investment Solutions at abrdn plc, a global investment company (“abrdn”). Over the course of his career, he has designed, launched and managed a wide range of investment products. Additionally, Russell has held a position as a Non-Executive Director at Archax, the UK’s first FCA-regulated digital asset exchange.

Mr. Duncan Moir, 40, has been the President of the Sponsor since March 2025, with deep expertise in crypto and blockchain strategy. Previously, Duncan was a Senior Investment Manager at abrdn. He is an independent board member of Hedera Hashgraph LLC and an advisor to Web3 companies. A University of Strathclyde graduate with a BA (Hons) in Economics, he is also a CFA and CAIA charterholder.

Ms. Edel Bashir, 46, has been the Chief Operating Officer of the Sponsor since March 2025, with over 20 years of experience in asset management. Previously, Edel was the COO of Multi Asset and Alternative Investment Solutions, COO of Alternatives and a Senior Investment Manager at abrdn. Her expertise includes operation strategy, portfolio management, and hedge fund research. A graduate of University College Cork, Ireland with a BSc in Finance, she has held senior roles across Bermuda, Dublin and Boston.

Mr. Andres Valencia, 38, is the Executive Vice President of Investment Management at the Sponsor and a member of the Executive Committee. Before Andres joined the Sponsor in June 2021, he was a VP of Operations at JPMorgan as part of the Beta Strategies Group and helped launch and build the company’s ETF business. Andres has over ten years of experience managing ETFs. Andres started his career in Asset Servicing at Bank of New York Mellon covering commodity and currency ETFs.

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

The Sponsor has adopted an insider trading policy applicable to the Sponsor’s directors, officers and employees, which is included as an exhibit to the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 26, 2025, and incorporated herein by reference.

Item 11. Executive Compensation

The Trust does not have directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

There are no people known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust as of March 30, 2026.

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

Item 13. Certain Relationships and Related Transactions

See Item 11.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Cohen & Company, Ltd., as paid by the Sponsor from the Sponsor Fee, for the periods ended December 31, 2025 and 2024, were:

	2025		2024
Audit fees		$73,950		$96,500
Audit-related fees	$		$
Tax fees		$-		$-
All other fees		$-		$-
Total		$73,950		$96,500

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

(a)(3) Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

No.	Exhibit Description
3.1	Trust Agreement(2)
3.2	Amended and Restated Trust Agreement(2)
3.3	Certificate of Trust(2)
3.4	Amended Certificate of Trust(2)
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934(8)
10.1	Form of Sponsor Agreement(4)
10.2	Form of Authorized Participant Agreement(2)
10.3	Form of Prime Broker Agreement(2)
10.4	Form of Custodial Services Agreement(2) (included as Exhibit A to Form of Prime Broker Agreement)
10.5	Form of Fund Administration and Accounting Agreement(2)
10.6	Form of Transfer Agency and Services Agreement(2)
10.7	Form of Index Licensing Agreement(2)
10.8	Form of Marketing Agent Agreement(2)
10.9	Form of Cash Custody Agreement(2)
10.10	Form of Subscription Agreement(2)
10.11	Initial Seed Capital Subscription Agreement(2)
10.12	BitGo New York Custodial Services Agreement(3)
10.13	Anchorage Custodial Services Agreement(3)
10.14	BitGo Custodial Services Agreement(5)

10.15	Form of Master Authorized Participant Agreement(5)
10.16	Master Infrastructure-As-A-Service Agreement(6)
10.17	Staking Agreement dated as of February 4, 2026 between Figment Inc. and the Trust(7)
10.18	Non-Custodial Staking Services Agreement dated as of February 4, 2026 between Twinstake Ltd., the Trust and 21Shares Solana ETF(7)
19.1	Insider Trading Policies and Procedures(8)
23.1	Consent of Independent Registered Public Accounting Firm(1)
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
97.1	Executive Officer Incentive-Based Compensation Clawback Policy(8)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

(1)	Filed herewith.
(2)	Incorporated by reference to Pre-Effective Amendment No.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-274364) filed by the Registrant on May 31, 2024.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on September 12, 2024.
(4)	Incorporated by reference to Pre-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-274364) filed by the Registrant on July 17, 2024.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on December 18, 2025.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on October 8, 2025.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on February 10, 2026.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed by the Registrant on March 26, 2025.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21Shares Ethereum ETF (Registrant)

By: 21Shares US LLC, its Sponsor

Signature	Title (Capacity)	Date

/s/ Russell Barlow	Chief Executive Officer	March 30, 2026
Russell Barlow	(Principal Executive Officer)

/s/ Duncan Moir	President (Principal Financial Officer and	March 30, 2026
Duncan Moir	Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Russell Barlow	Chief Executive Officer	March 30, 2026
Russell Barlow	(Principal Executive Officer)

/s/ Duncan Moir	President (Principal Financial Officer and	March 30, 2026
Duncan Moir	Principal Accounting Officer)

21shares EtherEUM ETF

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

21Shares Ethereum ETF

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of 21Shares Ethereum ETF (the “Trust”) (formerly known as 21Shares Core Ethereum ETF) as of December 31, 2025 and 2024, and the related statements of operations and changes in net assets for the year ended December 31, 2025, and for the period from May 1, 2024 (date of initial seeding) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, and the results of its operations and changes in its net assets for the year ended December 31, 2025, and for the period from May 1, 2024 (date of initial seeding) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of cash and digital assets owned as of December 31, 2025, and 2024, by correspondence with the custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Trust’s auditor since 2024.

/s/ Cohen & Company, Ltd.

COHEN & COMPANY, LTD.

Towson, Maryland

March 30, 2026

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements

21SHARES ETHEREUM ETF

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2025	December 31, 2024
Assets
Investment in ether, at fair value (cost $38,559,102, and $15,551,512 respectively)	$31,298,450	$16,869,879
Total assets	$31,298,450	$16,869,879

Liabilities
Total liabilities	$–	$–
Commitments and contingent liabilities (Note 9)
Net assets	$31,298,450	$16,869,879

Net assets consists of
Paid-in-capital	$25,536,620	$12,483,772
Accumulated earnings	5,761,830	4,386,107
	$31,298,450	$16,869,879

Shares issued and outstanding, no par value, unlimited amount authorized	2,110,000	1,010,000
Net asset value per share	$14.83	$16.70

The accompanying notes are an integral part of the financial statements.

21SHARES ETHEREUM ETF

SCHEDULES OF INVESTMENT

December 31, 2025*
	Quantity of ether	Cost	Fair Value	% of Net Assets
Investment in ether	10,534.5809	$38,559,102	$31,298,450	100.00%
Total investments	10,534.5809	$38,559,102	$31,298,450	100.00%
Liabilities in excess of other assets			–	-%
Net assets			$31,298,450	100.00%

December 31, 2024
	Quantity of ether	Cost	Fair Value	% of Net Assets
Investment in ether	5,050.0000	$15,551,512	$16,869,879	100.00%
Total investments	5,050.0000	$15,551,512	$16,869,879	100.00%
Liabilities in excess of other assets			–	-%
Net assets			$16,869,879	100.00%

*	23.73% of ether held was staked as of December 31, 2025 – See Note 2.

The accompanying notes are an integral part of the financial statements.

21SHARES ETHEREUM ETF

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from May 1, 2024 (date of initial seeding) to December 31, 2024
Investment income
Staking income	$1,121	$–
Total income	$1,121	$–

Expenses
Sponsor Fee	58,825	14,657
Staking Fee	280	–
Total expenses	59,105	14,657
Less waiver and reimbursement	(18,168)	(14,657)
Net expenses	40,937	–
Net investment loss	(39,816)	–

Realized and change in unrealized gain (loss)
Net realized gain on investment in ether sold for redemptions	9,993,389	3,067,740
Net realized gain on investment in ether sold to pay Sponsor Fee	1,169	-
Net change in unrealized appreciation (depreciation) on investment in ether	(8,579,019)	1,318,367
Net realized and change in unrealized gain	1,415,539	4,386,107
Net increase in net assets resulting from operations	$1,375,723	$4,386,107

The accompanying notes are an integral part of the financial statements.

21SHARES ETHEREUM ETF

STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended December 31, 2025	For the Period from May 1, 2024 (date of initial seeding) to December 31, 2024

Net assets, beginning of period	$16,869,879	$–
Contributions for Shares issued	80,160,645	27,592,779
Distributions for Shares redeemed	(67,107,797)	(15,109,007)
Net investment loss	(39,816)	–
Net realized gain on investment in ether sold for redemptions	9,993,389	3,067,740
Net realized gain on investment in ether sold to pay Sponsor Fee	1,169
Net change in unrealized appreciation (depreciation) on investment in ether	(8,579,019)	1,318,367
Net assets, end of period	$31,298,450	$16,869,879

Shares issued and redeemed
Shares issued	4,680,000	1,810,002
Shares redeemed	(3,580,000)	(800,002)
Net increase in Shares issued and outstanding	1,100,000	1,010,000

The accompanying notes are an integral part of the financial statements.

21Shares Ethereum ETF

Notes to Financial Statements

1.	Organization

The 21Shares Ethereum ETF (the “Trust”) is a Delaware statutory trust, formed on September 5, 2023, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust operates pursuant to a Second Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). On August 27, 2025, 21Shares Ethereum ETF (the “Trust”)’s sponsor, 21Shares US LLC (the “Sponsor”), caused a Certificate of Amendment to the Trust’s Certificate of Trust to be filed with the Secretary of State of the State of Delaware in order to change the name of the Trust from “21Shares Core Ethereum ETF” to “21Shares Ethereum ETF”. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021. In November 2025, 21co Holdings Limited, Jura Pentium Inc’s former ultimate parent company, was acquired by FalconX Holdings Limited, which became the ultimate parent company of Jura Pentium Inc. Coinbase Custody Trust Company, LLC (“Coinbase Custodian”), BitGo Bank & Trust Company, N.A. (“BitGo”), Anchorage Digital Bank N.A (“Anchorage”) and BitGo New York Trust Company, LLC (“BitGo New York” and, together with Coinbase Custodian, BitGo, and Anchorage, as the context may require, the “Ether Custodians”, “Custodians” and each an “Ether Custodian”) are the custodians for the Trust and hold all of the Trust’s ether on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon.

The Trust is an exchange-traded fund that issues common shares of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Shares were listed for trading on the Exchange on July 23, 2024, and currently trade under the ticker symbol “TETH”.

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

The Sponsor served as the “Seed Capital Investor” to the Trust. On May 1, 2024, the Sponsor, in its capacity as Seed Capital Investor, subject to certain conditions, purchased two Shares at a per-Share price of $50.00 (the “Initial Seed Shares”). Total proceeds to the Trust from the sale of the Initial Seed Shares were $100. Delivery of the Initial Seed Shares were made on May 1, 2024.

On June 18, 2024 (the “Seed Capital Purchase Date”), the Sponsor, in its capacity as Seed Capital Investor, purchased the initial Seed Creation Baskets comprising 20,000 Shares (the “Initial Seed Creation Baskets”). In its capacity as the Seed Capital Investor, the Sponsor, has acted as a statutory underwriter in connection with this purchase. The total proceeds to the Trust from the sale of the Initial Seed Creation Baskets were $340,739. On June 18, 2024, the Trust purchased ether with the proceeds of the Initial Seed Creation Baskets by transacting with a designated third party who is not an Authorized Participant (as defined below) but who may be an affiliate of an Authorized Participant and with whom the Sponsor has entered into an agreement on behalf of the Trust (a “Trading Counterparty”), to acquire ether on behalf of the Trust in exchange for cash provided by the Sponsor, in its capacity as Seed Capital Investor. All ether acquired in connection with the Initial Seed Creation Baskets is held by one or more of the Custodians.

The fiscal year end of the Trust is December 31st.

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

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investment in ether	$31,298,450	$31,298,450	$–	$–

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investment in ether	$16,869,879	$16,869,879	$–	$–

The cost basis of the investment in ether recorded by the Trust for financial reporting purposes is the fair value of ether at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Transactions

The Trust considers investment transactions to be the receipt of ether for Share creations and the delivery of ether for Share redemptions or for payment of expenses in ether. The Trust records its investments transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including redemption of shares and settling obligations for the Sponsor Fee in ether.

The Trust earns staking rewards by delegating a portion of its ether on the Ethereum blockchain’s proof-of-stake consensus protocol. The Sponsor has entered into contractual arrangements with the Staking Services Providers to facilitate the staking of the Trust’s ether. The Trust retains control of its ether throughout the staking process. The delegation of ether for staking purposes does not constitute a sale, transfer, or other derecognition event, as control of the ether is not transferred to the validator or Staking Services Provider. Staking rewards represent variable consideration based on a variety of factors such as the amount of the ether holdings the Trust has made available to the network, the staking yield, and other factors, for its contribution to the network. Staking rewards are recorded as staking income recognized at fair value when earned. Because the Sponsor is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives an aggregate of 25% of the gross proceeds generated from staking (the “Staking Consideration”). Of the Staking Fee (as defined below), the Sponsor pays the Staking Services Providers for their services in connection with staking activities. The Trust receives and retains the remainder of the gross Staking Consideration. The rewards owed or paid to the Staking Services Providers reduce the amount of ether rewards that are generated from the Trust’s staking activities that are available in the assets of the Trust. Each Staking Services Provider that generates staking rewards is entitled to compensation determined as a portion of the staking rewards, which is generally determined by a fixed percentage of the overall rewards amount. As such, the Trust presents Staking Fee income on a gross basis, reflecting only the portion of protocol rewards to which it is entitled. Staking rewards are received in general daily at its Custodians’ account, as earned. Staking rewards are recorded as Staking Fee income on the Statement of Operations. The unbonding period for staked ether can vary subject to the discretion of the Sponsor’s request to unstake such assets. The Trust’s staked ether is unable to be moved on the blockchain or traded during this period. Temporary lock-up periods or transfer restrictions from staking could limit the Trust’s ability to meet redemptions. As of December 31, 2025, the Trust had staked 23.73% of its ether holdings. The Trust will distribute all staking rewards net of Staking Fees and Staking Provider Consideration at least quarterly.

Calculation of NAV and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the ether and other assets held by the Trust. The Administrator computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. As a grantor trust, the Trust can undertake only certain types of activities. For example, generally, the Trust cannot vary its investment portfolio to take advantage of market fluctuations. The Trust may receive income from investment activities that do not require such decision-making. If staking is treated for U.S. federal income tax purposes as a passive ministerial and administrative activity, it should be permissible for the Trust. To that end, on November 10, 2025, the Treasury Department and IRS issued a revenue procedure that provided a safe harbor for trusts that otherwise qualify as investment trusts and as grantor trusts to stake their digital assets without jeopardizing their tax status as investment trusts and grantor trusts for U.S. federal income tax purposes. The revenue procedure provides specific requirements that must be satisfied by a Trust in order to be eligible to rely on the safe harbor. The Trust intends to operate so that it will qualify to be treated for U.S. federal income tax purposes as a grantor trust.

Because the treatment of staking in a grantor trust, including interpretation of the requirements under the safe harbor, is still developing, there remains a risk of adverse regulatory or legal determinations that could affect the tax treatment of the Trust as a grantor trust or affect the Trust’s operations.

Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and will be treated as if it directly received a pro rata portion of the Trust’s income, gain, losses and deductions. If the Trust sells ether (for example, to pay fees or expenses), such a sale is a taxable event to shareholders of the Trust (“Shareholders”). Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the ether held in the Trust at the time of the sale and recognizes gain or loss on such sale. The Sponsor has reviewed the tax positions as of December 31, 2025, and has determined that no provision for income tax is required in the Trust’s financial statements.

Segment Reporting

The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer of the Sponsor. The CODM monitors the operating results of the Trust. The financial information that the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment, is consistent with the financial information that is presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expense, the Sponsor Fee, is included in the accompanying Statements of Operations.

3.	Fair Value of ether

The following represents the changes in quantity of ether and the respective fair value for the year ended December 31, 2025:

	Quantity of ether	Fair Value
Beginning balance as of January 1, 2025	5,050.0000	$16,869,879
Ether purchased	23,376.5303	80,150,681
Ether rewards received	0.3632	1,121
Ether sold for redemptions	(17,892.3126)	(67,138,770)
Net realized gain on investment in ether sold for redemptions	–	9,993,389
Net realized gain on investment in ether sold to pay Sponsor Fee	–	1,169
Net change in unrealized depreciation on investment in ether	–	(8,579,019)
Ending balance as of December 31, 2025	10,534.5809	$31,298,450

The following represents the changes in quantity of ether and the respective fair value for the period ended December 31, 2024:

	Quantity of ether	Fair Value
Beginning balance as of May 1, 2024	–	$–
Ether purchased	9,050.0000	27,592,779
Ether sold	(4,000.0000)	(15,109,007)
Net realized gain on investment in ether sold for redemptions	–	3,067,740
Net change in unrealized appreciation on investment in ether	–	1,318,367
Ending balance as of December 31, 2024	5,050.0000	$16,869,879

4.	Trust Expenses

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s ether holdings (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor Fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever came first. The six-month waiver period ended on January 23, 2025, at which time the Sponsor began collecting the Sponsor Fee. On October 8, 2025, the Sponsor agreed to voluntarily waive the fee it receives from the Trust as compensation for the Sponsor’s services rendered to the Trust for a period of one year beginning on October 9, 2025 ending on October 8, 2026.

Except for during periods in which the Sponsor Fee is being waived, the Sponsor Fee accrues daily and is payable in ether weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s total ether holdings, and the amount of ether payable in respect of each daily accrual is determined by reference to the Index. The Trust incurred Sponsor Fees for the year ended December 31, 2025, and for the period May 1, 2024 (date of initial seeding) through December 31, 2024, of $40,657 and $0, net of Sponsor Fees waived of $18,168 and $14,657, respectively.

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

In consideration for the Sponsor’s facilitation of staking, the Trust pays 25% of the gross staking rewards generated by the Trust’s staking activities to the Sponsor (“Staking Fee”) and retains the remainder of the gross Staking Consideration. The Staking Fee is accrued in ether and converted to U.S. Dollars by reference to the Index and is payable in ether weekly in arrears. The Trust incurred Staking Fees for the year ended December 31, 2025, and for the period May 1, 2024 (date of initial seeding) through December 31, 2024, of $280 and $0, respectively. The accrued liability as of December 31, 2025, was $0.

5.	Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis but only in one or more Baskets (other than in the case of the Initial Seed Shares) consisting of 10,000 Shares or multiples thereof on the NAV of the date of the creation or redemption. Only “Authorized Participants”, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders. The Trust engages in ether transactions for converting cash into ether (in association with purchase orders) and ether into cash (in association with redemption orders).

Authorized Participants may purchase Shares in cash by depositing cash in the Trust’s account with the Cash Custodian. This will cause the Sponsor, on behalf of the Trust, to automatically instruct a designated third party, who may be an Authorized Participant or an affiliate of an Authorized Participant, and with whom the Sponsor has entered into an agreement on behalf of the Trust (each such third party, an “Ether Counterparty”), to (i) purchase the amount of ether equivalent in value to the cash deposit amount associated with the order and (ii) deposit the resulting ether amount in the Trust’s accounts with the Ether Custodians, resulting in the Transfer Agent crediting the applicable amount of Shares to the Authorized Participant. Authorized Participants may also purchase Shares in-kind. To purchase Shares in-kind, an Authorized Participant delivers, or arranges for the delivery by the Authorized Participant’s designee of, ether to the Trust’s accounts with an Ether Custodian in exchange for Shares.

When such an Authorized Participant redeems its Shares in cash, the Sponsor, on behalf of the Trust will direct an Ether Custodian to transfer ether to an Ether Counterparty, who will sell the ether to be executed, in the Sponsor’s reasonable efforts, at the Index price used to calculate the Trust’s NAV, taking into account any spread, commissions, or other trading costs and deposit the cash proceeds of such sale in the Trust’s account with the Cash Custodian for settlement with the Authorized Participant. Any slippage incurred (including, but not limited to, any trading fees, spreads, or commissions), on a cash equivalent basis, will be the responsibility of the Authorized Participant and not of the Trust or Sponsor. Authorized Participants may also redeem Shares in-kind. When such an Authorized Participant redeems Shares in-kind, the Trust, through an Ether Custodian, will deliver ether to the Authorized Participant or its designee in exchange for Shares.

	Year Ended December 31, 2025	For the Period from May 1, 2024 (date of initial seeding) through December 31, 2024
Activity in Capital Shares:
Shares issued	4,680,000	1,810,002
Shares redeemed	(3,580,000)	(800,002)
Net Change in Capital Shares	1,100,000	1,010,000

	Year Ended December 31, 2025	For the Period from May 1, 2024 (date of initial seeding) through December 31, 2024
Activity in Capital Transactions:
Contributions for Shares issued	$80,160,645	$27,592,779
Distributions for Shares redeemed	(67,107,797)	(15,109,007)
Net Change in Capital Transactions	$13,052,848	$12,483,772

Ether purchased payable represents the quantity of ether purchased for the creation of Shares where the ether has not yet settled. Generally, ether is transferred within two Business Days of the trade date.

	December 31, 2025	December 31, 2024

Ether purchased payable	$-	$-

Ether sold receivable represents the quantity of ether sold for the redemption of Shares where the ether has not yet been settled. Generally, ether is transferred within two Business Days of the trade date.

	December 31, 2025	December 31, 2024

Ether sold receivable	$-	$-

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of December 31, 2024, the Sponsor owned 20,000 Shares of the Trust. On July 22, 2025, the Sponsor redeemed its Initial Seed Creation Basket of 20,000 Shares.

As of December 31, 2025, the Sponsor owned zero Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

For the year ended December 31, 2025, the Trust engaged in digital asset trading activity with FalconX Bravo consisting of purchases in the amount of $2,084,956 and sales of $3,153,727. For the period subsequent to FalconX Bravo becoming an affiliated entity, purchases and sales totaled $2,084,956 and $0, respectively. In connection with transactions executed in 2025, the Trust incurred total commissions of $729, of which $415 related to transactions occurring after FalconX Bravo became an affiliated entity.

7.	Quarterly Statement of Operations

Fiscal Year Ended December 31, 2025

	Three Months Ended (unaudited)				Year Ended
	Mar-31, 2025	Jun-30, 2025	Sept-30, 2025	Dec-31, 2025	December 31, 2025
Investment income
Staking Income	$-	$-	$-	$1,121	$1,121
Total income	-	-	-	1,121	1,121
Expenses
Sponsor Fee	8,076	9,583	22,761	18,405	58,825
Staking Fee	-	-	-	280	280
Total expenses	8,076	9,583	22,761	18,685	59,105
Less waiver and reimbursement	(2,169)	-	-	(15,999)	(18,168)
Net expenses	5,907	9,583	22,761	2,686	40,937
Net investment loss	(5,907)	(9,583)	(22,761)	(1,565)	(39,816)
Realized and change in unrealized gain (loss)
Net realized gain (loss) on investment in ether sold for redemptions	(3,476,102)	-	12,602,477	867,014	9,993,389
Net realized gain (loss) on investment in ether sold to pay Sponsor fee	1,523	(1,843)	913	576	1,169
Net change in unrealized appreciation (depreciation) on investment in ether	(6,380,524)	6,469,118	4,375,913	(13,043,526)	(8,579,019)
Net realized and change in unrealized gain (loss)	(9,855,103)	6,467,275	16,979,303	(12,175,936)	1,415,539
Net increase (decrease) in net assets resulting from operations	$(9,861,010)	$6,457,692	$16,956,542	$(12,177,501)	$1,375,723

For the Period from May 1, 2024 (date of initial seeding) through December 31, 2024

	Three Months Ended (unaudited)
	For the Period from May 1, 2024 (date of initial seeding) through June 30, 2024	Sept-30, 2024	Dec-31, 2024	For the Period from May 1, 2024 (date of initial seeding) through December 31, 2024
Expenses
Sponsor Fee	$-	$3,777	$10,880	$14,657
Waiver and Reimbursement	-	(3,777)	(10,880)	(14,657)
Net expenses	-	-	-	-
Net investment loss	-	-	-	-

Realized and change in unrealized gain (loss)
Net realized gain on investment in ether sold for redemptions	-	-	3,067,740	3,067,740
Net change in unrealized appreciation (depreciation) on investment in ether	1,561	(3,223,608)	4,540,414	1,318,367
			-
Net realized and change in unrealized gain (loss)	1,561	(3,223,608)	7,608,154	4,386,107
Net increase (decrease) in net assets resulting from operations	$1,561	$(3,223,608)	$7,608,154	$4,386,107

8.	Financial Highlights

Per Share Performance (for a Share outstanding throughout the period presented)

	For the Year ended December 31, 2025	For the Period May 1, 2024 (date of initial seeding) through December 31, 2024

Net asset value per Share, beginning of period	$16.70	$17.04[1]
Net investment loss on investment in ether[2]	(0.02)	-
Net realized and change in unrealized gain (loss) on investment in ether[3]	(1.85)	(0.34)
Net change in net assets from operations	(1.87)	(0.34)
Net asset value per Share, end of period	$14.83	$16.70

Total return, at net asset value[4,6]	(11.20)%	(2.00)%

Ratio to average net assets[5]
Net investment income (loss)	(0.15)%	-%[7]
Gross expenses	0.22%	0.21%[7]
Net expenses	0.16%	-%[7]

1	The amount represents the NAV per share on June 18, 2024, the Seed Capital Purchase Date.

2	Calculated using average Shares outstanding.
3	The amount shown for a Share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s Shares in relation to fluctuating market values for the Trust.
4	Total return is calculated based on the change in value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawal from the Trust.
5	Annualized.
6	Not annualized.
7	Calculated based on average net assets starting on June 18, 2024, the Seed Capital Purchase Date.

9.	Commitments and Contingent Liabilities

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

The Trust has evaluated all subsequent events through the issuance of the financial statements and has noted, except as provided below, no events requiring adjustment or additional disclosure in the financial statements.

On February 4, 2026, the Trust entered into staking services agreements with each of Figment Inc., an Ontario corporation and Twinstake Ltd, an exempted company incorporated in the Cayman Islands.