Form 10-Q
period 2026-06-30
21Shares Ethereum ETF
filed 2026-08-14
CIK 1992508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The registrant had 1,620,000 outstanding shares as of August 7, 2026.

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

21Shares Ethereum ETF

i

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

21SHARES ETHEREUM ETF

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investment in ether, at fair value (cost $19,528,111, and $38,559,102, respectively)	$12,916,751	$31,298,450
Total assets	12,916,751	31,298,450

Liabilities
	–	–
Total liabilities	–	–
Commitments and contingent liabilities (Note 8)
Net assets	$12,916,751	$31,298,450

Net assets consist of
Paid-in-capital	$19,285,351	$25,536,620
Accumulated earnings (loss)	(6,368,600)	5,761,830
	$12,916,751	$31,298,450

Shares issued and outstanding, no par value, unlimited amount authorized	1,640,000	2,110,000
Net asset value per Share	$7.88	$14.83

The accompanying notes are an integral part of the financial statements.

21SHARES ETHEREUM ETF

SCHEDULES OF INVESTMENT

June 30, 2026 (Unaudited)

	Quantity of ether	Cost	Fair Value	% of Net Assets
Investment in ether*	8,185.4684	$19,528,111	$12,916,751	100.00%
Total investments	8,185.4684	$19,528,111	$12,916,751	100.00%
Liabilities in excess of other assets			–	(0.00)%
Net assets			$12,916,751	100.00%

December 31, 2025

	Quantity of ether	Cost	Fair Value	% of Net Assets
Investment in ether**	10,534.5809	$38,559,102	$31,298,450	100.00%
Total investments	10,534.5809	$38,559,102	$31,298,450	100.00%
Liabilities in excess of other assets			–	(0.00)%
Net assets			$31,298,450	100.00%

*	86.42% of ether held was staked as of June 30, 2026 – See Note 2.
**	23.73% of ether held was staked as of December 31, 2025 – See Note 2.

The accompanying notes are an integral part of the financial statements.

21SHARES ETHEREUM ETF

STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment income
Staking Rewards	$27,730	$–	$90,018	$–
Total income	27,730	–	90,018	–

Expenses
Sponsor Fee	9,657	9,583	21,782	17,659
Staking Fee	6,933	–	22,488	–
Total expenses	16,590	9,583	44,270	17,659
Less waiver and reimbursement	(9,657)	–	(21,782)	(2,169)
Net expenses	6,933	9,583	22,488	15,490
Net investment income (loss)	20,797	(9,583)	67,530	(15,490)

Realized and change in unrealized gain (loss)
Net realized loss on investment in ether sold for income distribution	(8,844)	–	(21,254)	–
Net realized loss on investment in ether sold for redemptions	(3,646,146)	–	(12,768,869)	(3,476,102)
Net realized loss on investment in ether sold to pay Sponsor Fee	–	(1,843)	–	(320)
Net change in unrealized appreciation (depreciation) on investment in ether	(445,355)	6,469,118	649,292	88,594
Net realized and change in unrealized gain (loss)	(4,100,345)	6,467,275	(12,140,831)	(3,387,828)
Net increase (decrease) in net assets resulting from operations	$(4,079,548)	$6,457,692	$(12,073,301)	$(3,403,318)

The accompanying notes are an integral part of the financial statements.

21SHARES ETHEREUM ETF

STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net assets, beginning of period	$18,191,793	$8,403,421	$31,298,450	$16,869,879
Contributions for Shares issued	22,602,970	8,141,441	42,174,350	15,212,030
Distributions for Shares redeemed	(23,782,940)	–	(48,425,619)	(5,676,037)
Income distribution	(15,524)	–	(57,129)	–
Net investment income (loss)	20,797	(9,583)	67,530	(15,490)
Net realized loss on investment in ether sold for income distribution	(8,844)	–	(21,254)	–
Net realized loss on investment in ether sold for redemptions	(3,646,146)	–	(12,768,869)	(3,476,102)
Net realized loss on investment in ether sold to pay Sponsor Fee	–	(1,843)	–	(320)
Net change in unrealized appreciation (depreciation) on investment in ether	(445,355)	6,469,118	649,292	88,594
Net assets, end of period	$12,916,751	$23,002,554	$12,916,751	$23,002,554

Shares issued and redeemed
Shares issued	2,070,000	910,000	3,760,000	1,430,000
Shares redeemed	(2,170,000)	–	(4,230,000)	(610,000)
Net increase (decrease) in Shares issued	(100,000)	910,000	(470,000)	820,000

The accompanying notes are an integral part of the financial statements.

21Shares Ethereum ETF

Notes to Financial Statements (Unaudited)

1.	Organization

The 21Shares Ethereum ETF (the “Trust”) is a Delaware statutory trust, formed on September 5, 2023, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust operates pursuant to a Third Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). On August 27, 2025, the Trust’s sponsor, 21Shares US LLC (the “Sponsor”), caused a Certificate of Amendment to the Trust’s Certificate of Trust to be filed with the Secretary of State of the State of Delaware in order to change the name of the Trust from “21Shares Core Ethereum ETF” to “21Shares Ethereum ETF”. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX Holdings Limited (“FalconX”). Coinbase Custody Trust Company, LLC (“Coinbase”), BitGo Bank & Trust, N.A. (“BitGo”), BitGo New York Trust Company, LLC (“BitGo New York”), and Anchorage Digital Bank N.A. (“Anchorage”, and, together with Coinbase, BitGo New York and BitGo, as the context may require, the “Ether Custodians”, “Custodians” and each an “Ether Custodian”) are the custodians for the Trust and hold all of the Trust’s ether on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon.

The Trust is an exchange-traded fund that issues common shares of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Shares are listed for trading on the Exchange under the ticker symbol “TETH”.

The Trust’s investment objective is to seek to track the performance of ether, as measured by the performance of the CME CF Ether-Dollar Reference Rate — New York Variant (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s ether, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. Federal income tax purposes. CF Benchmarks Ltd. is the administrator for the Pricing Benchmark (the “Pricing Benchmark Provider”). The Pricing Benchmark is designed to reflect the performance of ether in U.S. dollars. In seeking to achieve its investment objective, the Trust holds ether at its Custodians and the Administrator values the Shares daily based on the Pricing Benchmark. On June 30, 2026, the Sponsor provided notice to the Pricing Benchmark Provider of the termination, effective August 31, 2026, of the licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark. The Sponsor intends to enter into a licensing agreement with FTSE International Limited (“FTSE”) on or about August 24, 2026, whereby FTSE will provide each of the Sponsor, the Trust, and their affiliates a non-exclusive, non-transferable, non-sub-licensable, worldwide license to access, view and use FTSE index data to develop, create, calculate, settle, maintain or support and market the Trust. Accordingly, the change in pricing benchmark provider is not expected to have a material impact on the Trust's net asset value, the fair value measurement of the Trust's ether, or the Trust's results of operations, and does not represent a change in accounting principle. The change will be applied prospectively from the date the successor benchmark becomes effective.

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

On June 18, 2024, the Sponsor, in its capacity as Seed Capital Investor, purchased the initial seed creation baskets comprising 20,000 Shares (the “Seed Creation Baskets”). In its capacity as the Seed Capital Investor, the Sponsor, has acted as a statutory underwriter in connection with this purchase. The total proceeds to the Trust from the sale of the Seed Creation Baskets were $340,739. On June 18, 2024, the Trust purchased ether with the proceeds of the Seed Creation Baskets by transacting with a designated third party, who may be an Authorized Participant or an affiliate of an Authorized Participant and with whom the Sponsor has entered into an agreement on behalf of the Trust (each such third party, an “Ether Counterparty”), to acquire ether on behalf of the Trust in exchange for cash provided by the Sponsor, in its capacity as Seed Capital Investor. All ether acquired in connection with the Seed Creation Baskets is held by one or more of the Custodians.

The statements of assets and liabilities and schedules of investment on June 30, 2026, and the statements of operations, and changes in net assets for the three and six months ended June 30, 2026 and 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three and six months ended June 30, 2026 and 2025, and for all interim periods presented have been included. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

As an investment company for accounting purposes, the Trust is exempt from the requirement to present a statement of cash flows pursuant to ASC Topic 230, Statement of Cash Flows. Accordingly, a statement of cash flows has not been presented.

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

The following table presents information about the Trust’s assets measured at fair value as of June 30, 2026 (Unaudited) and December 31, 2025:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2026 (Unaudited)
Assets
Investment in ether	$12,916,751	$12,916,751	$–	$–

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investment in ether	$31,298,450	$31,298,450	$–	$–

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

The Trust recognizes staking rewards as revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under the staking arrangements, the validator (e.g., the Ether Custodian or other staking provider) is considered the customer, as it receives access to the Trust’s staking capacity (i.e., the delegation of ether), which represents the Trust’s performance obligation. In exchange, the Trust is entitled to staking rewards generated by the Ethereum protocol. Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in its custodial account. The contract term is the length of each staking epoch. Staking rewards are recognized as revenue when the Trust satisfies its performance obligations. Staking rewards are received in ether, which represents non-cash consideration. Non-cash consideration is measured at fair value at the date of inception of each contract in accordance with ASC 606.

Temporary lock-up periods or transfer restrictions from staking could limit the Trust’s ability to meet redemptions. For the three months ended June 30, 2026, the Trust staked an average of 31.64% of its ether holdings on a daily basis. For the six months ended June 30, 2026, the Trust staked an average of 27.32% of its ether holdings on a daily basis. As of June 30, 2026 and December 31, 2025, the Trust had staked 86.42% and 23.73%, respectively, of its ether holdings. The staked percentage as of any particular date, including at the end of a reporting period, may differ from the quarterly average.

The Sponsor Fee payable is settled in ether. The liability is remeasured at each reporting date by reference to the fair value of the ether required to settle it, with the effect of remeasurement recognized in net change in unrealized appreciation (depreciation) on the Sponsor Fee payable. On settlement, the difference between the carrying amount of the liability and the cost basis of the ether delivered is recognized in net realized gain (loss) on in-kind liabilities paid.

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

During the six months ended June 30, 2026, the Trust made cash distributions to shareholders derived from a portion of the ether received as Staking Rewards from the Trust’s staking activities, including $22,935, or $0.010378 per Share, on January 8, 2026, $18,670, or $0.012530 per Share, on March 30, 2026, and $15,524, or $0.009466 per Share, on June 29, 2026, for aggregate distributions of $57,129, or $0.032374 per Share. The distributions reduced the Trust’s ether holdings through the sale of ether to generate cash.

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

The Sponsor has reviewed the tax positions as of June 30, 2026 and December 31, 2025, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

The following represents the changes in quantity of ether and the fair value during the six months ended on June 30, 2026 (Unaudited) and 2025 (Unaudited):

	Quantity of ether	Fair Value
Beginning balance as of January 1, 2026	10,534.5809	$31,298,450
Ether purchased for cash contributions	18,775.6394	42,174,350
Ether rewards received	36.1048	90,018
Ether sold for income distribution	(26.5604)	(57,129)
Ether sold for cash redemptions	(21,125.2745)	(48,425,619)
Ether sold to pay expenses	(9.0218)	(22,488)
Net realized loss on investment in ether sold to pay Sponsor Fee	–	–
Net realized loss on investment in ether sold for income distribution	–	(21,254)
Net realized loss on investment in ether sold for redemptions	–	(12,768,869)
Net change in unrealized appreciation on investment in ether	–	649,292
Ending balance as of June 30, 2026	8,185.4684	$12,916,751

	Quantity of ether	Fair Value
Beginning balance as of January 1, 2025	5,050.0000	$16,869,879
Ether purchased for cash contributions	7,147.4484	15,212,271
Ether rewards received	–	–
Ether sold for income distribution	–	–
Ether sold for cash redemptions	(3,049.1610)	(5,676,038)
Ether sold to pay expenses	(6.0000)	(14,095)
Net realized loss on investment in ether sold to pay Sponsor Fee	–	(320)
Net realized loss on investment in ether sold for income distribution	–	–
Net realized loss on investment in ether sold for redemptions	–	(3,476,102)
Net change in unrealized appreciation on investment in ether	–	88,594
Ending balance as of June 30, 2025	9,142.2874	$23,004,189

The following represents the changes in quantity of ether and the fair value during the three months ended on June 30, 2026 (Unaudited) and 2025 (Unaudited):

	Quantity of ether	Fair Value
Beginning balance as of April 1, 2026	8,685.3821	$18,191,793
Ether purchased for cash contributions	10,335.0903	22,602,970
Ether rewards received	13.3463	27,730
Ether sold for income distribution	(9.8482)	(15,524)
Ether sold for cash redemptions	(10,835.1655)	(23,782,940)
Ether sold to pay expenses	(3.3366)	(6,933)
Net realized loss on investment in ether sold to pay Sponsor Fee	–	–
Net realized loss on investment in ether sold for income distribution	–	(8,844)
Net realized loss on investment in ether sold for redemptions	–	(3,646,146)
Net change in unrealized depreciation on investment in ether	–	(445,355)
Ending balance as of June 30, 2026	8,185.4684	$12,916,751

	Quantity of ether	Fair Value
Beginning balance as of April 1, 2025	4,600.5880	$8,407,804
Ether purchased for cash contributions	4,547.6994	8,143,205
Ether rewards received	-	-
Ether sold for income distribution	-	-
Ether sold for cash redemptions	-	-
Ether sold to pay expenses	(6.0000)	(14,095)
Net realized loss on investment in ether sold to pay Sponsor Fee	-	(1,843)
Net realized loss on investment in ether sold for income distribution	-	-
Net realized loss on investment in ether sold for redemptions	-	-
Net change in unrealized appreciation on investment in ether	–	6,469,118
Ending balance as of June 30, 2025	9,142.2874	$23,004,189

4.	Trust Expenses

The Trust pays the unitary Sponsor fee of 0.21% of the Trust’s ether holdings (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement.

The Sponsor agreed to waive the entire Sponsor Fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever came first. The six-month waiver period ended on January 23, 2025, at which time the Sponsor began collecting the Sponsor Fee. On October 8, 2025, the Sponsor agreed to voluntarily waive the Sponsor Fee for a period of one year beginning on October 9, 2025 and ending on October 8, 2026. Except for during periods in which the Sponsor Fee was being waived, the Sponsor Fee accrues daily and is payable in ether weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s total ether holdings, and the amount of ether payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Trust incurred Sponsor Fee for the three months ended June 30, 2026 and 2025, of $0 and $9,583 net of Sponsor Fee waived of $9,657 and $0, respectively. The Trust incurred Sponsor Fee for the six months ended June 30, 2026 and 2025, of $0 and $15,490 net of Sponsor Fee waived of $21,782 and $2,169, respectively.

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

In consideration for the Sponsor’s facilitation of staking, the Trust pays 25% of the staking rewards generated by the Trust’s Staking Activities to the Sponsor (“Staking Fee”) and retains the remainder. The Staking Fee is accrued in ether and converted to U.S. Dollars by reference to the Pricing Benchmark and is payable in ether weekly in arrears. The Trust incurred Staking Fees for the three months and the six months ended June 30, 2026, of $6,933 and $22,488, respectively. The accrued liability as of June 30, 2026 and December 31, 2025, was $0 and $0 respectively.

To the extent that the Sponsor does not voluntarily assume expenses, they will be the responsibility of the Trust. The Sponsor also pays the costs of the Trust’s organization and offering. The Trust is not obligated to repay any such costs related to the Trust’s organization and offering paid by the Sponsor.

5.	Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis but only in blocks consisting of 10,000 Shares (“Creation Baskets”) (other than in the case of the Initial Seed Shares) or multiples thereof at the NAV on the date of the creation or redemption. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders.

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

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Activity in Capital Shares:
Shares issued	2,070,000	910,000	3,760,000	1,430,000
Shares redeemed	(2,170,000)	–	(4,230,000)	(610,000)
Net Change in Capital Shares	(100,000)	910,000	(470,000)	820,000

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Activity in Capital Transactions:
Contributions for Shares issued	$22,602,970	$8,141,441	$42,174,350	$15,212,030
Distributions for Shares redeemed	(23,782,940)	–	(48,425,619)	(5,676,037)
Net Change in Capital Transactions	$(1,179,970)	$8,141,441	$(6,251,269)	$9,535,993

Ether purchased payable represents the quantity of ether purchased for the creation of Shares or Staking Rewards where the ether has not yet settled. Generally, ether is transferred within two Business Days of the trade date.

	June 30, 2026	December 31, 2025
(Unaudited)
Ether purchased payable	$-	$-

Ether sold receivable represents the quantity of ether sold for the redemption of Shares or Staking Rewards where the ether has not yet been settled. Generally, ether is transferred within two Business Days of the trade date.

	June 30, 2026	December 31, 2025
(Unaudited)
Ether sold receivable	$–	$–

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of June 30, 2026 and December 31, 2025, the Sponsor owned zero Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

For the three and six months ended June 30, 2026, the Trust engaged in no digital asset trading activity with FalconX Bravo, Inc. (“FalconX Bravo”), a registered swap dealer and a subsidiary of FalconX, which became an affiliated entity in November 2025.

7.	Financial Highlights

Per Share Performance (for a Share outstanding throughout the periods presented)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net asset value per Share, beginning of period	$10.46	$9.13	$14.83	$16.70
Net investment income (loss)(1)	0.01	(0.01)	0.04	(0.01)
Net realized and change in unrealized gain (loss) (2)	(2.58)	3.45	(6.96)	(4.12)
Net change in net assets from operations	(2.57)	3.44	(6.92)	(4.13)

Less distributions from:
Net investment income	(0.01)	–	(0.03)	–
Total distributions	(0.01)	–	(0.03)	–

Net asset value per Share, end of period	$7.88	$12.57	$7.88	$12.57

Total return, at net asset value(3)	(24.58)%	37.68%	(46.70)%	(24.73)%

Ratio to average net assets(4)
Net investment income (loss)	0.45%	(0.21)%	0.65%	(0.18)%
Gross expenses	0.36%	0.21%	0.43%	0.21%
Net expenses	0.15%	0.21%	0.22%	0.18%

(1)	Calculated using average Shares outstanding method.
(2)	The amount shown for a Share outstanding throughout the period may not agree with the change in the aggregate gains and losses for such period because of the timing of sales and repurchases of the Trust’s Shares in relation to fluctuating market value for the Trust.
(3)	Total return is calculated based on the change in the value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.
(4)	Annualized.

8.	Commitments and Contingent Liabilities

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

The Trust’s investment objective is to seek to track the performance of ether, as measured by the performance of the Pricing Benchmark, adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s ether, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. Federal income tax purposes. CF Benchmarks Ltd. is the Pricing Benchmark Provider. The Pricing Benchmark is designed to reflect the performance of ether in U.S. dollars. In seeking to achieve its investment objective, the Trust holds ether at its Custodians and the Administrator values the Shares daily based on the Pricing Benchmark. The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the Trust. On June 30, 2026, the Sponsor provided notice to the Pricing Benchmark Provider of the termination, effective August 31, 2026, of the licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark. The Sponsor intends to enter into a licensing agreement with FTSE on or about August 24, 2026, whereby FTSE will provide each of the Sponsor, the Trust, and their affiliates a non-exclusive, non-transferable, non-sub-licensable, worldwide license to access, view and use FTSE index data to develop, create, calculate, settle, maintain or support and market the Trust. Accordingly, the change in pricing benchmark provider is not expected to have a material impact on the Trust's net asset value, the fair value measurement of the Trust's ether, or the Trust's results of operations, and does not represent a change in accounting principle. The change will be applied prospectively from the date the successor benchmark becomes effective.

The Trust issues Shares only in Creation Baskets of 10,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash or in-kind for ether. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “TETH”. The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust pays the unitary Sponsor fee of 0.21% of the Trust’s ether holdings (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor Fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever came first. The six-month waiver period ended on January 23, 2025, at which time the Sponsor began collecting the Sponsor Fee. On October 8, 2025, the Sponsor agreed to voluntarily waive the Sponsor Fee for a period of one year beginning on October 9, 2025 and ending on October 8, 2026. Except for during periods during which the Sponsor Fee is being waived, the Sponsor Fee accrues daily and is payable in ether weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s total ether holdings, and the amount of ether payable in respect of each daily accrual is determined by reference to the Pricing Benchmark.

In consideration for the Sponsor’s facilitation of staking, the Trust also pays 25% of the staking rewards generated by the Trust’s Staking Activities to the Sponsor (“Staking Fee”) and retains the remainder. The Staking Fee is accrued in ether and is payable in ether weekly in arrears.

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

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitutes for Principal Market NAV and Principal Market NAV per Share, respectively.

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

Results of Operations

For the Three Months Ended June 30, 2026

The Trust’s NAV decreased from $18,191,793 on March 31, 2026 to $12,916,751 on June 30, 2026, a 29.00% decrease. The decrease resulted primarily from a 24.66% decrease in the price of ether, which fell from $2,094.53 on March 31, 2026 to $1,578.01 on June 30, 2026. The decrease was further amplified by a net decrease in outstanding Shares, which fell from 1,740,000 on March 31, 2026 to 1,640,000 on June 30, 2026, as a result of 2,070,000 Shares (207 Creation Baskets) being created and 2,170,000 Shares (217 Creation Baskets) being redeemed during the quarter. The Trust had 86.42% of its ether holdings staked as of June 30, 2026, with an average of 31.64% staked on a daily basis during the quarter.

Net decrease in net assets resulting from operations for the three months ended June 30, 2026 was $(4,079,548), resulting from a net change in unrealized depreciation on investment in ether of $(445,355), a net realized loss of $(3,646,146) from ether sold for redemptions, and a net realized loss of $(8,844) from ether sold for income distributions, partially offset by net investment income of $20,797. Net investment income comprised Staking Rewards of $27,730, less the Staking Fee of $6,933. The Sponsor Fee of $9,657 was fully waived during the three month period pursuant to the Sponsor’s one-year fee waiver effective October 9, 2025. In addition to net assets resulting from operations, the Trust paid a total staking income distributions of $15,524 ($0.009466 per Share on June 29, 2026) to Shareholders during the quarter. Except for the Staking Fee, the Trust had no other net expenses during the three months ended June 30, 2026.

For the Three Months Ended June 30, 2025

The Trust’s NAV increased from $8,403,421 on March 31, 2025 to $23,002,554 on June 30, 2025. The increase in the Trust’s NAV resulted primarily from an increase in the price of ether of 37.68% (from $1,827.55 per ether on March 31, 2025 to $2,516.24 per ether on June 30, 2025) and a net increase of 910,000 in the number of shares outstanding from March 31, 2025 to June 30, 2025.

Net increase in net assets resulting from operations for the three months ended June 30, 2025 was $6,457,692. This was the result of a change in unrealized appreciation on investment in ether of $6,469,118, a net realized loss of $(1,843) on the sale of ether for purposes of distributing to the Sponsor as the Sponsor Fee. The Trust’s expenses for the quarter were $9,583, relating to the Sponsor Fees.

For the Six Months Ended June 30, 2026

The Trust’s NAV decreased from $31,298,450 on December 31, 2025 to $12,916,751 on June 30, 2026, a 58.73% decrease. The decrease resulted primarily from a 46.89% decrease in the price of ether, which fell from $2,971.02 on December 31, 2025 to $1,578.01 on June 30, 2026. The decrease was further amplified by a net decrease in outstanding Shares, which fell from 2,110,000 on December 31, 2025 to 1,640,000 on June 30, 2026, as a result of 3,760,000 Shares (376 Creation Baskets) being created and 4,230,000 Shares (423 Creation Baskets) being redeemed during the six month period. The Trust had 86.42% of its ether staked as of June 30, 2026, with an average of 27.32% staked on a daily basis during the six month period.

Net decrease in net assets resulting from operations for the six months ended June 30, 2026 was $(12,073,301), resulting from a net realized loss of $(12,768,869) from ether sold for redemptions and a net realized loss of $(21,254) from ether sold for income distributions, partially offset by a net change in unrealized appreciation on investment in ether of $649,292 and net investment income of $67,530. Net investment income comprised Staking Rewards of $90,018, less the Staking Fee of $22,488. The Sponsor Fee of $21,782 was fully waived during the six-month period pursuant to the Sponsor’s one-year fee waiver effective October 9, 2025. In addition to net assets resulting from operations, the Trust paid a total staking income distributions of $57,129 ($0.010378 per Share on January 8, 2026, $0.012530 per Share on March 30, 2026, and $0.009466 per Share on June 29, 2026) to Shareholders during the six month period. Except for the Staking Fee, the Trust had no other net expenses during the six months ended June 30, 2026.

For the Six Months Ended June 30, 2025

The Trust’s NAV increased from $16,869,879 on December 31, 2024 to $23,002,554 on June 30, 2025. The increase in the Trust’s NAV resulted primarily from a net increase of 820,000 in the number shares outstanding from December 31, 2024 to June 30, 2025.

Net decrease in net assets resulting from operations for the six months ended June 30, 2025 was $3,403,318. This was the result of a change in unrealized appreciation on investment in ether of $88,594, a net realized loss of $(320) on the sale of ethers for purposes of distributing to the Sponsor as the Sponsor Fee, and net realized loss on investment in ether sold for redemptions of $(3,476,102). The Trust expenses for the six month period were $15,490, relating to the Sponsor Fees.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expenses are the Sponsor Fee and the Staking Fee. The Sponsor agreed to waive the entire Sponsor Fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever came first. The six-month waiver period ended on January 23, 2025, at which time the Sponsor began collecting the Sponsor Fee. On October 8, 2025, the Sponsor agreed to voluntarily waive the Sponsor Fee for a period of one year beginning on October 9, 2025 and ending on October 8, 2026. In exchange for the Sponsor Fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by the Administrator, the Custodians, the Transfer Agent and the Trustee, the Marketing Fee, the Exchange’s listing fees, typical maintenance and transaction fees of the Depository Trust Company (“DTC”), SEC registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Trust. The Trust will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses. The Trust will sell ether on an as-needed basis to pay the Sponsor Fee and Staking Fee.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of June 30, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the Trust’s Annual Report on Form 10-K for the period ended December 31, 2025 and under “Part II, Item 1A. Risk Factors” of the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Baskets held by Authorized Participants, the Trust redeemed 217 Creation Baskets (comprising 2,170,000 Shares) during the quarter ended June 30, 2026. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
April 1, 2026 – April 30, 2026	1,600,000	$11.33	N/A
May 1, 2026 – May 31, 2026	250,000	$11.45	N/A
June 1, 2026 – June 30, 2026	320,000	$8.73	N/A

Market Information

The Shares are listed on the Exchange under the symbol “TETH” and have been listed since July 23, 2024.

Holders

As of June 30, 2026, there was approximately one DTC participating shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the quarter ended June 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(2)	Trust Agreement
3.2(5)	Amended and Restated Trust Agreement
3.3(3)	Second Amended and Restated Trust Agreement
3.4(4)	Third Amended and Restated Trust Agreement
3.5(2)	Certificate of Trust
3.6(2)	Certificate of Amendment to Certificate of Trust
3.7(3)	Certificate of Amendment to Certificate of Trust
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.
(2)	Incorporated by reference to the Trust’s Amendment No. 3 to Registration Statement on Form S-1, filed on May 31, 2024.
(3)	Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on August 27, 2025.
(4)	Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on October 8, 2025.
(5)	Incorporated by reference to the Trust’s Quarterly Report on Form 10-Q filed on May 15, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21Shares Ethereum ETF

By:	21Shares US LLC, its Sponsor

By:	/s/ Russell Barlow
Russell Barlow
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026

By:	/s/ Duncan Moir
Duncan Moir
President (Principal Financial Officer)

Date: August 13, 2026