Form 10-Q
period 2026-09-30
21Shares Ethereum Staking ETF
filed 2026-11-13
CIK 1992508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to____________

Commission File Number 001-42151

21Shares Ethereum Staking ETF

(Exact Name of Registrant as Specified in Its Charter)

Delaware	93-6828290
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

158 W. 27th Street

New York, New York 10001

(646) 370-6016

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of Beneficial Interest of 21Shares Ethereum Staking ETF	TETH	Cboe BZX Exchange, Inc.

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

The registrant had 2,050,000 outstanding shares as of November 9, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the operations of 21Shares Ethereum Staking ETF (the “Trust”), the plans of 21Shares US LLC (the “Sponsor”), as the sponsor of the Trust, and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.

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

Should one or more of these risks discussed in “Risk Factors” herein or in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on March 31, 2026, for the period ended December 31, 2025 (the “Annual Report”), as supplemented by the risk factors disclosed in Part II, Item 1A of the Trust’s subsequent Quarterly Reports on Form 10-Q, or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s belief, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

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

21Shares Ethereum STAKING ETF

i

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

21SHARES ETHEREUM STAKING ETF

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investment in ether, at fair value (cost $34,778,078 and $38,559,102, respectively)	$37,554,555	$31,298,450
Total assets	37,554,555	31,298,450

Liabilities
Total liabilities	–	–
Commitments and contingent liabilities (Note 8)
Net assets	$37,554,555	$31,298,450

Net assets consist of
Paid-in-capital	$35,165,431	$25,536,620
Accumulated earnings	2,389,124	5,761,830
	$37,554,555	$31,298,450

Shares issued and outstanding, no par value, unlimited amount authorized	2,820,000	2,110,000
Net asset value per Share	$13.32	$14.83

The accompanying notes are an integral part of the financial statements.

21SHARES ETHEREUM STAKING ETF

SCHEDULES OF INVESTMENT

September 30, 2026 (Unaudited)
	Quantity of ether	Cost	Fair Value	% of Net Assets
Investment in ether*	14,072.5444	$34,778,078	$37,554,555	100.00%
Total investments	14,072.5444	$34,778,078	$37,554,555	100.00%
Liabilities in excess of other assets			–	0.00%
Net assets			$37,554,555	100.00%

December 31, 2025
	Quantity of ether	Cost	Fair Value	% of Net Assets
Investment in ether**	10,534.5809	$38,559,102	$31,298,450	100.00%
Total investments	10,534.5809	$38,559,102	$31,298,450	100.00%
Liabilities in excess of other assets			–	0.00%
Net assets			$31,298,450	100.00%

*	50.90% of ether held was staked as of September 30, 2026 – See Note 2
**	23.73% of ether held was staked as of December 31, 2025 – See Note 2.

The accompanying notes are an integral part of the financial statements.

21SHARES ETHEREUM STAKING ETF

STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment income
Staking Rewards	$124,139	$–	$212,356	$–
Total income	124,139	–	212,356	–

Expenses
Sponsor Fee	9,276	22,761	31,058	40,420
Staking Fee	29,135	–	49,822	–
Total expenses	38,411	22,761	80,880	40,420
Less waiver and reimbursement	(9,276)	–	(31,058)	(2,169)
Net expenses	29,135	22,761	49,822	38,251
Net investment income (loss)	95,004	(22,761)	162,534	(38,251)

Realized and change in unrealized gain (loss)
Net realized gain (loss) on investment in ether sold for income distribution	6,942	–	(14,312)	–
Net realized gain (loss) on investment in ether sold for cash redemptions	(642,941)	12,602,477	(13,112,322)	9,126,375
Net realized loss on investment in ether distributed for in-kind redemptions	–	–	(299,488)	–
Net realized gain on investment in ether sold to pay Sponsor Fee	–	913	–	593
Net change in unrealized appreciation on investment in ether	9,387,837	4,375,913	10,037,129	4,464,507
Net realized and change in unrealized gain (loss)	8,751,838	16,979,303	(3,388,993)	13,591,475
Net increase (decrease) in net assets resulting from operations	$8,846,842	$16,956,542	$(3,226,459)	$13,553,224

The accompanying notes are an integral part of the financial statements.

21SHARES ETHEREUM STAKING ETF

STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net assets, beginning of period	$12,916,751	$23,002,554	$31,298,450	$16,869,879
Contributions for Shares issued	29,510,092	53,660,423	71,684,442	68,872,453
Distributions for Shares redeemed	(13,630,012)	(47,704,815)	(62,055,631)	(53,380,852)
Income distribution	(89,118)	–	(146,247)	–
Net investment income (loss)	95,004	(22,761)	162,534	(38,251)
Net realized gain (loss) on investment in ether sold for income distribution	6,942	–	(14,312)	–
Net realized gain (loss) on investment in ether sold for cash redemptions	(642,941)	12,602,477	(13,112,322)	9,126,375
Net realized loss on investment in ether distributed for in-kind redemptions	–	–	(299,488)	–
Net realized gain on investment in ether sold to pay Sponsor Fee	–	913	–	593
Net change in unrealized appreciation on investment in ether	9,387,837	4,375,913	10,037,129	4,464,507
Net assets, end of period	$37,554,555	$45,914,704	$37,554,555	$45,914,704

Shares issued and redeemed
Shares issued	2,380,000	2,660,000	6,140,000	4,090,000
Shares redeemed	(1,200,000)	(2,280,000)	(5,430,000)	(2,890,000)
Net increase in Shares issued	1,180,000	380,000	710,000	1,200,000

The accompanying notes are an integral part of the financial statements.

21Shares Ethereum STAKING ETF

Notes to Financial Statements (Unaudited)

1.	Organization

The 21Shares Ethereum Staking ETF (the “Trust”) is a Delaware statutory trust, formed on September 5, 2023, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust operates pursuant to a Fourth Amended and Restated Trust Agreement, dated as of August 26, 2026 (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). On August 27, 2025, the Trust’s sponsor, 21Shares US LLC (the “Sponsor”), caused a Certificate of Amendment to the Trust’s Certificate of Trust to be filed with the Secretary of State of the State of Delaware in order to change the name of the Trust from “21Shares Core Ethereum ETF” to “21Shares Ethereum ETF”. On August 25, 2026, the Trust changed its name from “21Shares Ethereum ETF” to “21Shares Ethereum Staking ETF”. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX Holdings Limited (“FalconX”). Coinbase Custody Trust Company, LLC (“Coinbase”), BitGo Bank & Trust, N.A. (“BitGo”), BitGo New York Trust Company, LLC (“BitGo New York”), and Anchorage Digital Bank N.A (“Anchorage”, and, together with Coinbase, BitGo New York and BitGo, as the context may require, the “Ether Custodians”, “Custodians” and each an “Ether Custodian”) are the custodians for the Trust and hold all of the Trust’s ether on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon.

The Trust is an exchange-traded fund that issues common shares of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Shares are listed for trading on the Exchange under the ticker symbol “TETH”.

The Trust’s investment objective is to seek to track the performance of ether, as measured by the performance of the FTSE Ethereum Index (the “Pricing Benchmark”), as adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s ether, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. Federal income tax purposes. The Pricing Benchmark is calculated by FTSE International Limited (the “Pricing Benchmark Provider”) based on the volume weighted average price across qualifying ether spot markets. The Pricing Benchmark is designed to track the performance of ether in U.S. dollars. In seeking to achieve its investment objective, the Trust holds ether and values its Shares daily based on the Pricing Benchmark. Prior to August 27, 2026, the Trust used the CME CF Ether-Dollar Reference Rate — New York Variant (the “Prior Pricing Benchmark”). On August 20, 2026, the Sponsor entered into a licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark and on August 27, 2026, the Trust began valuing its Shares and calculating its net asset value by reference to the Pricing Benchmark. Accordingly, the change in pricing benchmark provider had no material impact on the Trust’s net asset value, the fair value measurement of the Trust’s ether, or the Trust’s results of operations, and does not represent a change in accounting principle. The change was applied prospectively from the date the successor benchmark became effective.

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

The statements of assets and liabilities and schedules of investment on September 30, 2026, and the statements of operations and changes in net assets for the three and nine months ended September 30, 2026 and 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three and nine months ended September 30, 2026 and 2025, and for all interim periods presented have been included. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

The following table presents information about the Trust’s assets measured at fair value as of September 30, 2026 (Unaudited) and December 31, 2025:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2026 (Unaudited)
Assets
Investment in ether	$37,554,555	$37,554,555	$–	$–

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investment in ether	$31,298,450	$31,298,450	$–	$–

The cost basis of the investment in ether recorded by the Trust for financial reporting purposes is the fair value of ether at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Transactions

The Trust considers investment transactions to be the receipt of ether for Share creations and the delivery of ether for Share redemptions or for payment of expenses in ether. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments and the net change in unrealized appreciation or depreciation on Sponsor Fee payable. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including redemption of Shares, settling obligations for the Sponsor Fee and the in-kind liabilities paid in connection to the Sponsor in ether.

The Trust earns staking rewards by delegating a portion of its ether on the Ethereum blockchain’s proof-of-stake consensus protocol. The Sponsor has entered into contractual arrangements with Coinbase Crypto Services, LLC (“Coinbase Crypto”), Figment Inc. (“Figment”) and Twinstake Ltd (“Twinstake” and collectively with Coinbase Crypto and Figment, the “Staking Services Providers”) to facilitate the staking of the Trust’s ether. Each Staking Services Provider that generates staking rewards is entitled to compensation determined as a portion of the staking rewards, which is generally determined by a fixed percentage of the overall rewards amount (the “Staking Provider Consideration”). Staking rewards represent variable consideration based on a variety of factors such as the amount of the ether holdings the Trust has made available to the network, the staking yield, and other factors, for its contribution to the network. The Trust retains control of its ether throughout the staking process. The delegation of ether for staking purposes does not constitute a sale, transfer, or other derecognition event, as control of the ether is not transferred to the validator or Staking Services Provider. Staking rewards are recorded as staking income recognized at fair value when earned. Because the Trust is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead earns net staking rewards, after the Staking Provider Consideration is deducted (“Staking Rewards”). The rewards owed or paid to the Staking Services Provider reduce the amount of staking rewards that are generated from the Trust’s staking activities (“Staking Activities”) that are available in the assets of the Trust. As such, the Trust presents staking rewards on a net basis, reflecting the transaction cost and only the portion of protocol rewards to which it is entitled. Staking rewards are received in general daily at the Ether Custodians’ accounts, as earned. The unbonding period for staked ether is protocol-defined and may vary depending on network conditions. The Sponsor may request that the Trust’s staked ether be unstaked at any time, with the Trust’s ether becoming available for transfer upon completion of the applicable unbonding period. The Trust’s staked ether is unable to be moved on the blockchain or traded during this period.

The Trust recognizes Staking Rewards as revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under the staking arrangements, the validator (e.g., the Ether Custodian or other Staking Services Provider) is considered the customer, as it receives access to the Trust’s staking capacity (i.e., the delegation of ether), which represents the Trust’s performance obligation. In exchange, the Trust is entitled to staking rewards generated by the Ethereum protocol, net of validator fees. Staking Rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in its custodial account. The contract term is the length of each staking epoch. Staking Rewards are recognized as revenue when the Trust satisfies its performance obligations. Staking Rewards are received in ether, which represents non-cash consideration. Non-cash consideration is measured at fair value at the date of inception of each contract, in accordance with ASC 606.

Temporary lock-up periods or transfer restrictions from staking could limit the Trust’s ability to meet redemptions. For the three months ended September 30, 2026, the Trust staked an average of 76.05% of its ether holdings on a daily basis. For the nine months ended September 30, 2026, the Trust staked an average of 43.74% of its ether holdings on a daily basis. As of September 30, 2026 and December 31, 2025, the Trust had staked 50.90% and 23.73%, respectively, of its ether holdings. The staked percentage as of any particular date, including at the end of a reporting period, may differ from the quarterly average.

The Sponsor Fee payable is settled in ether. The liability is remeasured at each reporting date by reference to the fair value of the ether required to settle it, with the effect of remeasurement recognized in net change in unrealized appreciation (depreciation) on the Sponsor Fee payable. On settlement, the difference between the carrying amount of the liability and the fair value of the ether delivered is recognized in net realized gain (loss) on in-kind liabilities paid.

Distributions to Shareholders

The Trust pays cash distributions to Shareholders at least quarterly. Distributions are funded from staking rewards earned on the Trust’s ether holdings. Staking Rewards are recognized as income by the Trust on a daily basis as they accrue and are reflected in the Trust’s NAV prior to distribution.

Distributions to Shareholders are recorded on the ex-dividend date, which also serves as the record date. Shareholders of record as of the ex-dividend date are entitled to receive distributions paid on the applicable payment date. The amount of each distribution is based on the staking rewards actually earned by the Trust during the relevant period, net of the Staking Provider Consideration and the Staking Fee (as defined below). Distributions are reflected as a reduction of net assets as of the ex-dividend date.

The tax character of distributions is determined annually in accordance with U.S. federal income tax principles, which may differ from the treatment of such amounts for GAAP purposes. Any differences between the tax and book distributable amounts are reclassified within the components of net assets at year-end.

During the nine months ended September 30, 2026, the Trust made cash distributions to Shareholders derived from a portion of the ether received as Staking Rewards from the Trust’s staking activities, including $22,935, or $0.010378 per Share, on January 8, 2026, $18,670, or $0.012530 per Share, on March 30, 2026, $15,524, or $0.009466 per Share, on June 29, 2026, and $89,118, or $0.031602 per Share on September 29, 2026, for aggregate distributions of $146,247, or $0.063976 per Share. The distributions reduced the Trust’s ether holdings through the sale of ether to generate cash.

Calculation of NAV and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the value of the ether and other assets held by the Trust based on the Pricing Benchmark price. The Administrator computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

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

The Sponsor has reviewed the tax positions as of September 30, 2026 and December 31, 2025, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

The following represents the changes in quantity of ether and the fair value during the nine months ended on September 30, 2026 (Unaudited) and 2025 (Unaudited):

	Quantity of ether	Fair Value
Beginning balance as of January 1, 2026	10,534.5809	$31,298,450
Ether purchased for cash contributions	26,015.8060	59,958,481
Ether received as in-kind contributions	4,641.3673	11,725,961
Ether rewards received (net of Staking Provider Consideration)	84.3935	212,356
Ether sold for income distribution	(59.8157)	(146,247)
Ether sold for cash redemptions	(26,774.5937)	(61,312,373)
Ether distributed for in-kind redemptions	(349.7834)	(743,258)
Ether sold to pay expenses	(19.41050)	(49,822)
Net realized gain on investment in ether sold to pay Sponsor Fee	–	–
Net realized loss on investment in ether sold for income distribution	–	(14,312)
Net realized loss on investment in ether sold for cash redemptions	–	(13,112,322)
Net realized loss on investment in ether distributed for in-kind redemptions	–	(299,488)
Net change in unrealized appreciation on investment in ether	–	10,037,129
Ending balance as of September 30, 2026	14,072.5444	$37,554,555

	Quantity of ether	Fair Value
Beginning balance as of January 1, 2025	5,050.0000	$16,869,879
Ether purchased for cash contributions	20,430.9720	68,863,151
Ether received as in-kind contributions	–	–
Ether rewards received (net of Staking Provider Consideration)	–	–
Ether sold for income distribution	–	–
Ether sold for cash redemptions	(14,434.5142)	(53,368,619)
Ether distributed for in-kind redemptions	–	–
Ether sold to pay expenses	(12.0000)	(39,521)
Net realized gain on investment in ether sold to pay Sponsor Fee		593
Net realized gain on investment in ether sold for income distribution	–	–
Net realized gain on investment in ether sold for cash redemptions	–	9,126,375
Net realized loss on investment in ether distributed for in-kind redemptions	–	–
Net change in unrealized appreciation on investment in ether	–	4,464,507
Ending balance as of September 30, 2025	11,034.4578	$45,916,365

The following represents the changes in quantity of ether and the fair value during the three months ended on September 30, 2026 (Unaudited) and 2025 (Unaudited):

	Quantity of ether	Fair Value
Beginning balance as of July 1, 2026	8,185.4684	$12,916,751
Ether purchased for cash contributions	7,240.1666	17,784,131
Ether received as in-kind contributions	4,641.3673	11,725,961
Ether rewards received (net of Staking Provider Consideration)	49.2265	124,139
Ether sold for income distribution	(33.2553)	(89,118)
Ether sold for cash redemptions	(5,999.1026)	(13,630,012)
Ether distributed for in-kind redemptions	–	–
Ether sold to pay expenses	(11.3265)	(29,135)
Net realized gain on investment in ether sold to pay Sponsor Fee	–	–
Net realized gain on investment in ether sold for income distribution	–	6,942
Net realized loss on investment in ether sold for cash redemptions	–	(642,941)
Net realized loss on investment in ether distributed for in-kind redemptions	–	–
Net change in unrealized appreciation on investment in ether	–	9,387,837
Ending balance as of September 30, 2026	14,072.5444	$37,554,555

	Quantity of ether	Fair Value
Beginning balance as of July 1, 2025	9,142.2874	$23,004,189
Ether purchased for cash contributions	13,283.5236	53,651,474
Ether received as in-kind contributions	–	–
Ether rewards received (net of Staking Provider Consideration)	–	–
Ether sold for income distribution	–	–
Ether sold for cash redemptions	(11,385.3532)	(47,693,529)
Ether distributed for in-kind redemptions	–	–
Ether sold to pay expenses	(6.0000)	(25,072)
Net realized gain on investment in ether sold to pay Sponsor Fee	–	913
Net realized gain on investment in ether sold for income distribution	–	–
Net realized gain on investment in ether sold for cash redemptions	–	12,602,477
Net realized loss on investment in ether distributed for in-kind redemptions	–	–
Net change in unrealized appreciation on investment in ether	–	4,375,913
Ending balance as of September 30, 2025	11,034.4578	$45,916,365

4.	Trust Expenses

The Trust pays the unitary Sponsor fee of 0.21% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement.

The Sponsor agreed to waive the entire Sponsor Fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever came first. The six-month waiver period ended on January 23, 2025, at which time the Sponsor began collecting the Sponsor Fee. On October 8, 2025, the Sponsor agreed to voluntarily waive the Sponsor Fee for a period of one year beginning on October 9, 2025 and ending on October 8, 2026. On October 6, 2026, the Sponsor agreed to extend the voluntary waiver of the Sponsor Fee for an additional year through October 8, 2027. Except for during periods in which the Sponsor Fee was being waived, the Sponsor Fee accrues daily and is payable in ether at least quarterly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of ether payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Trust incurred a Sponsor Fee for the three months ended September 30, 2026 and 2025 of $0 and $22,761 net of Sponsor Fee waived of $9,276 and $0, respectively. The Trust incurred a Sponsor Fee for the nine months ended September 30, 2026 and 2025 of $0 and $38,251 net of Sponsor Fee waived of $31,058 and $2,169, respectively.

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

The Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Custodians, Administrator or other agents, service providers or counter-parties of the Trust, the fees and expenses related to the initial listing of Shares on the Exchange, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses shall be subject to a cap of $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be re-designated as an Additional Trust Expense, if among other reasons, the Sponsor determines that a Sponsor-paid Expense is an extraordinary, non-recurring expense of the Trust. The Trust shall not be responsible for paying any fees or expenses associated with the transfer of ether as needed to pay the Sponsor Fee or Additional Trust Expenses.

In consideration for the Sponsor’s facilitation of staking, the Sponsor is entitled to 25% of the gross staking rewards generated by the Trust’s Staking Activities, out of which the Sponsor pays the Staking Provider Consideration, and the Trust retains the remainder. The net amount retained by the Sponsor (the “Staking Fee”) is presented as Staking Fee on the Statements of Operations. As described in Note 2, Staking Rewards are presented net of the Staking Provider Consideration in accordance with ASC 606. The Staking Fee is accrued in ether and converted to U.S. Dollars by reference to the Pricing Benchmark and is payable in ether at least quarterly in arrears. The Trust incurred a Staking Fee for the three months ended September 30, 2026 and 2025 of $29,135 and $0, respectively. The Trust incurred a Staking Fee for the nine months ended September 30, 2026 and 2025 of $49,822 and $0, respectively.

To the extent that the Sponsor does not voluntarily assume expenses, they will be the responsibility of the Trust. The Sponsor also pays the costs of the Trust’s organization and offering. The Trust is not obligated to repay any such costs related to the Trust’s organization and offering paid by the Sponsor.

5.	Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis but only in block consisting of 10,000 Shares (“Creation Baskets”) (other than in the case of the Initial Seed Shares) or multiples thereof at the NAV on the date of the creation or redemption. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders.

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

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Activity in Capital Shares:
Shares issued	2,380,000	2,660,000	6,140,000	4,090,000
Shares redeemed	(1,200,000)	(2,280,000)	(5,430,000)	(2,890,000)
Net Change in Capital Shares	1,180,000	380,000	710,000	1,200,000

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Activity in Capital Transactions:
Contributions for Shares issued	$29,510,092	$53,660,423	$71,684,442	$68,872,453
Distributions for Shares redeemed	(13,630,012)	(47,704,815)	(62,055,631)	(53,380,852)
Net Change in Capital Transactions	$15,880,080	$5,955,608	$9,628,811	$15,491,601

Ether purchased payable represents the quantity of ether purchased for the creation of Shares or Staking Rewards where the ether has not yet settled. Generally, ether is transferred within two Business Days of the trade date.

	September 30, 2026	December 31, 2025
(Unaudited)
Ether purchased payable	$–	$–

Ether sold receivable represents the quantity of ether sold for the redemption of Shares or Staking Rewards where the ether has not yet been settled. Generally, ether is transferred within two Business Days of the trade date.

	September 30, 2026	December 31, 2025
(Unaudited)
Ether sold receivable	$–	$–

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of September 30, 2026 and December 31, 2025, the Sponsor owned zero Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

For the nine months ended September 30, 2026, the Trust engaged in digital asset trading activity with FalconX Bravo, Inc. (“FalconX Bravo”), a registered swap dealer and a subsidiary of FalconX, which became an affiliated entity in November 2025, consisting of purchases in the amount of $2,772,268 and sales of $0.

For the three months ended September 30, 2026, the Trust engaged in no digital asset trading activity with FalconX Bravo.

The Sponsor is entitled to 25% of the gross staking rewards generated under the staking arrangements, out of which the Sponsor pays the Staking Provider Consideration. The net amount is presented as Staking Fee on the Statement of Operations.

7.	Financial Highlights

Per Share Performance (for a Share outstanding throughout the periods presented)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net asset value per Share, beginning of period	$7.88	$12.57	$14.83	$16.70
Net investment income (loss)(1)	0.05	(0.01)	0.09	(0.02)
Net realized and change in unrealized gain(loss)(2)	5.42	8.22	(1.54)	4.10
Net change in net assets from operations	5.47	8.21	(1.45)	4.08

Less distributions from:
Net investment income (loss)	(0.03)	–	(0.06)	–
Total distributions	(0.03)	–	(0.06)	–

Net asset value per Share, end of period	$13.32	$20.78	$13.32	$20.78

Total return, at net asset value(3)	69.43%	65.31%	(9.69)%	24.43%

Ratio to average net assets(4)
Net investment income (loss)	1.82%	(0.21)%	1.04%	(0.21)%
Gross expenses	0.74%	0.21%	0.52%	0.21%
Net expenses	0.56%	0.21%	0.32%	0.20%

(1)	Calculated using average Shares outstanding method.
(2)	The amount shown for a Share outstanding throughout the period may not agree with the change in the aggregate gains and losses for such period because of the timing of sales and repurchases of the Trust’s Shares in relation to fluctuating market value for the Trust.
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

The Trust has evaluated all subsequent events and transactions for potential recognition or disclosure through the issuance of the financial statements and has noted no events requiring adjustment or additional disclosure in the financial statements, other than as noted below.

On October 6, 2026, the Sponsor agreed to extend the voluntary waiver of the Sponsor Fee for an additional year through October 8, 2027.

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

The Trust’s investment objective is to seek to track the performance of ether, as measured by the performance of the Pricing Benchmark, as adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s ether, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. Federal income tax purposes. The Pricing Benchmark is calculated by Pricing Benchmark Provider based on the volume weighted average price across qualifying ether spot markets. The Pricing Benchmark is designed to track the performance of ether in U.S. dollars. In seeking to achieve its investment objective, the Trust holds ether and values its Shares daily based on the Pricing Benchmark. The Sponsor does not actively manage the ether held by the Trust. Prior to August 27, 2026, the Trust used the Prior Pricing Benchmark. On August 20, 2026, the Sponsor entered into a licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark and on August 27, 2026, the Trust began valuing its Shares and calculating its net asset value by reference to the Pricing Benchmark. Accordingly, the change in pricing benchmark provider had no material impact on the Trust’s net asset value, the fair value measurement of the Trust’s ether, or the Trust’s results of operations, and does not represent a change in accounting principle. The change was applied prospectively from the date the successor benchmark became effective.

The Trust issues Shares only in Creation Baskets of 10,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash or in kind for ether. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “TETH”. The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust pays the unitary Sponsor fee of 0.21% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor Fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever came first. The six-month waiver period ended on January 23, 2025, at which time the Sponsor began collecting the Sponsor Fee. On October 8, 2025, the Sponsor agreed to voluntarily waive the Sponsor Fee for a period of one year beginning on October 9, 2025, and ending on October 8, 2026. On October 6, 2026, the Sponsor agreed to extend the voluntary waiver of the Sponsor Fee for an additional year through October 8, 2027. Except for during periods during which the Sponsor Fee is being waived, the Sponsor Fee accrues daily and is payable in ether at least quarterly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of ether payable in respect of each daily accrual is determined by reference to the Pricing Benchmark.

In consideration for the Sponsor’s facilitation of staking, the Sponsor is entitled to 25% of the gross staking rewards generated by the Trust’s Staking Activities, out of which the Sponsor pays the Staking Provider Consideration, and the Trust retains the remainder. The Staking Fee is accrued in ether and is payable in ether at least quarterly in arrears.

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

The rewards owed or paid to the Staking Services Provider reduce the amount of ether rewards that are generated from the Trust’s Staking Activities that are available in the assets of the Trust. Each Staking Services Provider that generates staking rewards is entitled to compensation determined as a portion of the staking rewards, which is generally determined by a low single-digit percentage of the overall rewards amount (the “Staking Provider Consideration”). The Staking Provider Consideration is paid directly to the Staking Services Provider from the staking rewards or indirectly through the Custodians’ own accounts. The Sponsor is entitled to 25% of the gross staking rewards generated by the Trust’s Staking Activities, out of which the Sponsor pays the Staking Provider Consideration, and the Trust retains the remainder.

The Trust intends to pay cash distributions at least quarterly to Shareholders to distribute staking rewards earned by the Trust. The amount of any distribution, if any, will depend on the staking rewards actually earned by the Trust during each quarter and cannot be predicted with certainty. The amount of staking rewards earned will vary based on factors including, but not limited to, the amount of ether held by the Trust, the percentage of the Trust’s ether that is staked, network staking participation rates, protocol reward rates on the Ethereum network, and network conditions. Accordingly, there can be no assurance as to the amount of distributions that will be paid in any quarter, and it is possible that no distributions will be paid in a given quarter.

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

Results of Operations

For the Three Months Ended September 30, 2026

The Trust’s Principal Market NAV increased from $12,916,751 on June 30, 2026 to $37,554,555 on September 30, 2026, a 190.74% increase. The increase in the Trust’s Principal Market NAV resulted primarily from a 69.11% increase in the price of ether, which rose from $1,578.01 on June 30, 2026 to $2,668.64 on September 30, 2026. The increase was further amplified by a net increase in outstanding Shares, which rose from 1,640,000 on June 30, 2026 to 2,820,000 on September 30, 2026, as a result of 2,380,000 Shares (238 Creation Baskets) being created and 1,200,000 Shares (120 Creation Baskets) being redeemed during the quarter. The Trust had 50.90% of its ether holdings staked as of September 30, 2026, with an average of 76.05% staked on a daily basis during the quarter.

Net increase in net assets resulting from operations for the three months ended September 30, 2026 was $8,846,842, resulting from a net realized loss of $(642,941) from ether sold for cash redemptions offset by a net change in unrealized appreciation on investment in ether of $9,387,837, a net realized gain of $6,942 from ether sold for income distributions, and a net investment income of $95,004. Net investment income comprised Staking Rewards of $124,139, less the Staking Fee of $29,135. The Sponsor Fee of $9,276 was fully waived during the three month period pursuant to the Sponsor’s one-year fee waiver effective October 9, 2025. In addition to net assets resulting from operations, the Trust paid a total staking income distribution of $89,118 ($0.031602 per Share on September 29, 2026) to Shareholders during the three month period. Other than the Staking Fee, the Trust had no other expenses during the quarter.

For the Three Months Ended on September 30, 2025

The Trust’s Principal Market NAV increased from $23,002,554 on June 30, 2025 to $45,914,704 on September 30, 2025. The increase in the Trust’s Principal Market NAV resulted primarily from an increase in the price of ether of 65.37% (from $2,516.24 per ether on June 30, 2025 to $4,161.18 per ether on September 30, 2025) and a net increase of 380,000 in the number of Shares outstanding, from 1,830,000 on June 30, 2025 to 2,210,000 on September 30, 2025.

The Trust’s net increase in net assets resulting from operations for the three months ended September 30, 2025 was $16,956,542. This was the result of a change in unrealized appreciation on investment in ether of $4,375,913, a net realized gain of $913 on the sale of ether for purposes of distributing the Sponsor Fee to the Sponsor, and a net realized gain on investment in ether sold for cash redemptions of $12,602,477. The Trust’s expenses for the three month period were $22,761, relating to the Sponsor Fee.

For the Nine Months Ended September 30, 2026

The Trust’s Principal Market NAV increased from $31,298,450 on December 31, 2025 to $37,554,555 on September 30, 2026, a 19.99% increase. The increase in the Trust’s Principal Market NAV resulted from an increase in outstanding Shares, which rose from 2,110,000 on December 31, 2025 to 2,820,000 on September 30, 2026, as a result of 6,140,000 Shares (614 Creation Baskets) being created and 5,430,000 Shares (543 Creation Baskets) being redeemed during the nine month period. The increase in the Trust’s Principal Market NAV was partially offset by a 10.18% decrease in the price of ether, which fell from $2,971.02 on December 31, 2025 to $2,668.64 on September 30, 2026. The Trust had 50.90% of its ether staked as of September 30, 2026, with an average of 43.74% staked on a daily basis during the period.

Net decrease in net assets resulting from operations for the nine months ended September 30, 2026 was $(3,226,459), resulting from a net change in unrealized appreciation on investment in ether of $10,037,129, a net investment income of $162,534 offset by a net realized loss of $(13,112,322) from ether sold for cash redemptions, a net realized loss of $(299,488) on investment in ether distributed for in-kind redemptions, and a net realized loss of $(14,312) from ether sold for income distributions. Net investment income comprised Staking Rewards of $212,356, less the Staking Fee of $49,822. The Sponsor Fee of $31,058 was fully waived during the nine month period pursuant to the Sponsor’s one-year fee waiver effective October 9, 2025. In addition to net assets resulting from operations, the Trust paid a total staking income distribution of $146,247 ($0.010378 per Share on January 8, 2026, $0.012530 per Share on March 30, 2026, $0.009466 per Share on June 29, 2026, and $0.031602 per Share on September 29, 2026) to Shareholders during the nine month period. Other than the Staking Fee, the Trust had no other expenses during the period.

For the Nine Months Ended on September 30, 2025

The Trust’s Principal Market NAV increased from $16,869,879 on December 31, 2024 to $45,914,704 on September 30, 2025. The increase in the Trust’s Principal Market NAV resulted primarily from an increase in the price of ether of 24.56% (from $3,340.57 per ether on December 31, 2024 to $4,161.18 per ether on September 30, 2025) and a net increase of 1,200,000 in the number of Shares outstanding, from 1,010,000 on December 31, 2024 to 2,210,000 on September 30, 2025.

The Trust’s net increase in net assets resulting from operations for the nine months ended September 30, 2025 was $13,553,224. This was the result of a change in unrealized appreciation on investment in ether of $4,464,507, a net realized gain of $593 on the sale of ether for purposes of distributing the Sponsor Fee to the Sponsor, and a net realized gain on investment in ether sold for cash redemptions of $9,126,375. The Trust expenses for the nine-month period were $38,251, relating to the Sponsor Fee net of waiver reimbursement.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expenses are the Sponsor Fee and the Staking Fee. The Sponsor agreed to waive the entire Sponsor Fee for (i) a six-month period which commenced on July 23, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $500 million of Trust assets, whichever came first. The six-month waiver period ended on January 23, 2025, at which time the Sponsor began collecting the Sponsor Fee. On October 8, 2025, the Sponsor agreed to voluntarily waive the Sponsor Fee for a period of one year beginning on October 9, 2025 and ending on October 8, 2026. On October 6, 2026, the Sponsor agreed to extend the voluntary waiver of the Sponsor Fee for an additional year through October 8, 2027. In exchange for the Sponsor Fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by the Administrator, the Custodians, the Transfer Agent and the Trustee, the Marketing Fee, the Exchange’s listing fees, typical maintenance and transaction fees of the Depository Trust Company (“DTC”), SEC registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

The Sponsor is not required to pay Additional Trust Expenses, including certain extraordinary or non-recurring expenses described in Note 4 to the financial statements. The Trust will be responsible for such expenses to the extent incurred and not voluntarily assumed by the Sponsor. As described in Note 4, the Sponsor may, in its sole discretion, redesignate all or a portion of a Sponsor-paid Expense as an Additional Trust Expense, including if the Sponsor determines that the expense is extraordinary and non-recurring. The Sponsor Fee is payable in ether, and the Sponsor directs a Custodian to transfer ether to the Sponsor to satisfy the accrued fee. The Trust may sell ether as needed to pay other expenses for which it is responsible.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of September 30, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the Trust’s Annual Report on Form 10-K for the period ended December 31, 2025 filed with the SEC on March 31, 2026 or under “Part II, Item 1A. Risk Factors” of the Trust’s subsequent Quarterly Reports on Form 10-Q filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Baskets held by Authorized Participants, the Trust redeemed 120 Creation Baskets (comprising 1,200,000 Shares) during the quarter ended September 30, 2026. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of Shares that may yet be purchased
July 1, 2026 – July 31, 2026	300,000	$9.49	N/A
August 1, 2026 – August 31, 2026	-	$-	N/A
September 1, 2026 – September 30, 2026	900,000	$11.98	N/A

Market Information

The Shares are listed on the Exchange under the symbol “TETH” and have been listed since July 23, 2024.

Holders

As of September 30, 2026, there was approximately one DTC participating Shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of Shareholders, we are unable to estimate the total number of Shareholders represented by these record holders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the quarter ended September 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(2)	Trust Agreement
3.2(5)	Amended and Restated Trust Agreement
3.3(3)	Second Amended and Restated Trust Agreement
3.4(4)	Third Amended and Restated Trust Agreement
3.5(6)	Fourth Amended and Restated Trust Agreement.
3.6(2)	Certificate of Trust
3.7(2)	Certificate of Amendment to Certificate of Trust
3.8(3)	Certificate of Amendment to Certificate of Trust
3.9(6)	Certificate of Amendment to Certificate of Trust.
10.1(6)†	Benchmark Licensing Agreement, dated as of August 20, 2026, between the Sponsor and FTSE International Limited.
10.2(6)	Amendment No. 2 to the Sponsor Agreement, dated as of August 26, 2026, between the Trust and the Sponsor.
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.
(2)	Incorporated by reference to the Trust’s Amendment No. 3 to Registration Statement on Form S-1, filed on May 31, 2024.
(3)	Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on August 27, 2025.
(4)	Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on October 8, 2025.
(5)	Incorporated by reference to the Trust’s Quarterly Report on Form 10-Q filed on May 15, 2026.
(6)	Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on August 26, 2026.
†	Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K because the omitted information is (i) not material and (ii) the registrant customarily and actually treats that information as private or confidential. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21Shares Ethereum Staking ETF

By:	21Shares US LLC, its Sponsor

By:	/s/ Russell Barlow
Russell Barlow
Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2026

By:	/s/ Duncan Moir
Duncan Moir
President (Principal Financial Officer and Principal Accounting Officer)

Date:	November 13, 2026